Form 10-Q
period 1999-06-30
N2H2 INC
filed 1999-09-15
CIK 1077301

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 0-26825

                                ----------------

                                   N2H2, INC.

             (Exact Name of Registrant as Specified in Its Charter)

               Washington                              91-1686754
      (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
    of Incorporation or Organization)

                900 Fourth Avenue, Suite 3400, Seattle, WA 98164
          (Address of Principal Executive Offices, including Zip Code)

       Registrant's Telephone Number, Including Area Code: (206) 336-1501

                                ----------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of September 1, 1999, the registrant had outstanding 21,056,956 shares of common stock, no par value.


================================================================================

                                   N2H2, INC.

                                TABLE OF CONTENTS


                                                                         Page No.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
  Condensed Balance Sheets as of June 30, 1999 and September 30, 1998........3
  Condensed Statements of Operations for the three months and nine months ended June 30, 1999 and 1998..............................................4
  Statement of Changes in Shareholders' Equity...............................4
  Condensed Statements of Cash Flows for the nine months
   ended June 30, 1999 and 1998..............................................5
  Notes to Condensed Financial Statements....................................6
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.......................................................6
Item 3. Quantitative and Qualitative Disclosures About Market Risk...........8
PART II. OTHER INFORMATION
Item 1. Legal Proceedings....................................................8
Item 2. Changes in Securities and Use of Proceeds............................9
Item 3. Defaults Upon Senior Securities......................................9
Item 4. Submission of Matters to a Vote of Security Holders..................9
Item 5. Other Information...................................................10
Item 6. Exhibits and Reports on Form 8-K....................................10
Signatures..................................................................10

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                            CONDENSED BALANCE SHEETS
                             (Dollars in thousands)

                                                                    June 30,       September 30,
                                                                      1999             1998
                                                                   (unaudited)       (audited)
                                                                   -----------     -------------
ASSETS:
Current assets:
  Cash ...........................................................  $  5,727         $    121
  Accounts receivable, net .......................................     1,635              321
  Prepaid expenses and other assets ..............................        14               37
                                                                    --------         --------
    Total current assets .........................................     7,376              479
  Property and equipment, net ....................................     2,327            1,271
  Other assets ...................................................       237               98
                                                                    --------         --------
    Total assets .................................................  $  9,940         $  1,848
                                                                    ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable ...............................................  $  1,031         $    601
  Accrued liabilities ............................................       638              461
  Deferred revenue ...............................................     1,453            1,237
  Current portion of long-term debt and notes payable ............        --               30
  Current portion of capital leases ..............................       467              384
                                                                    --------         --------
    Total current liabilities ....................................     3,589            2,713
                                                                    --------         --------
Deferred revenue .................................................       173               97
Capital lease obligations ........................................       625              524
Long term debt and notes payable .................................        48            1,418
                                                                    --------         --------
    Total liabilities ............................................     4,435            4,752
                                                                    --------         --------
Shareholders' equity (deficit)
  Common stock, no par value; 250,000,000 shares authorized,
   15,643,027 and 9,060,473 issued and outstanding in 1999
   and 1998.......................................................    14,714            1,440
  Deferred stock option compensation expense .....................      (936)
  Accumulated deficit ............................................    (8,273)          (4,344)
                                                                    --------         --------
  Total shareholders' equity (deficit) ...........................     5,505           (2,904)
                                                                    --------         --------
  Total liabilities and shareholder's equity (deficit) ...........  $  9,940         $  1,848
                                                                    ========         ========



The accompanying notes are an integral part of these condensed financial statements.

                                   N2H2, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            (unaudited, in thousands except share and per share data)

                                                      Three Months                               Nine Months
                                                         ended                                      ended
                                                        June 30,                                  June 30,
                                            ---------------------------------         ---------------------------------
                                                1999                 1998                 1999                 1998
                                            ------------         ------------         ------------         ------------
Revenues ................................   $      1,731         $        675         $      4,337         $      1,973
Cost of revenues ........................            925                  271                1,963                  667
                                            ------------         ------------         ------------         ------------
Gross profit ............................            806                  404                2,374                1,306
                                            ------------         ------------         ------------         ------------
Operating expenses:
  Sales and marketing ...................            779                  336                1,785                  859
  Research and development ..............            470                  185                1,168                  436
  General and administrative ............          1,380                  497                3,011                1,194
                                            ------------         ------------         ------------         ------------
    Total operating expenses ............          2,629                1,018                5,964                2,489
                                            ------------         ------------         ------------         ------------
Operating loss ..........................         (1,823)                (614)              (3,590)              (1,183)
Interest income (expense), net ..........            (92)                 (54)                (339)                (164)
                                            ------------         ------------         ------------         ------------
Net loss ................................   $     (1,915)        $       (668)        $     (3,929)        $     (1,347)
                                            ============         ============         ============         ============

Basic and diluted net loss per share ....   $      (0.13)        $      (0.08)        $      (0.33)        $      (0.16)
                                            ============         ============         ============         ============
Basic and diluted weighted average
  shares outstanding ....................     14,520,178            8,686,410           11,998,672            8,686,410
                                            ============         ============         ============         ============



The accompanying notes are an integral part of these condensed financial statements.


                                   N2H2, INC.
                  Statement of Changes in Shareholders' Equity
                 (unaudited, in thousands except share amounts)



                                                                                   Deferred
                                                          Common stock            stock option
                                                   --------------------------     compensation     Accumulated
                                                     Shares          Amount         expense           deficit           Total
                                                   ----------------------------------------------------------------------------
Balance at September 30, 1998                       9,060,473      $    1,440                       $   (4,344)      $   (2,904)

Issuance of common stock, net of issuance
   costs of $900                                    4,393,716          11,057                                            11,057
Conversion of notes payable into common stock       1,736,175             724                                               724
Exercise of stock options                             327,663              61                                                61
Compensation expense recognized on issuance
   of stock, stock options and warrants               125,000             304                                               304
Deferred compensation expense relating to
   issuance of stock options                                            1,128      $   (1,128)                               --
Amortization of deferred stock option
   compensation expense                                                                   192                               192
Net loss                                                                                                (3,929)          (3,929)
                                                   ----------------------------------------------------------------------------

Balance at June 30, 1999                           15,643,027      $   14,714      $     (936)      $   (8,273)      $    5,505
                                                   ============================================================================



The accompanying notes are an integral part of these condensed financial statements.

                                   N2H2, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             Nine months
                                                                            ended June 30,
                                                                   -------------------------------
                                                                     1999                   1998
                                                                   --------               --------
Cash flows from operating activities:
Net loss ........................................................  $ (3,929)              $ (1,347)
Adjustments to reconcile net loss to net cash provided
  by (used by) operating activities:
  Depreciation and amortization .................................       588                    211
  Amortization of deferred stock compensation expense ...........       192
  Compensation expense on stock, stock options and warrants .....       304
  Notes payable issued for services .............................                               79
Changes in certain assets and liabilities:
  Accounts receivable ...........................................    (1,314)                    72
  Prepaid expenses and other assets .............................      (116)                   (90)
  Accounts payable ..............................................       430                    385
  Accrued liabilities ...........................................       177                    327
  Deferred revenue ..............................................       293                    372
                                                                   --------               --------
Net cash provided by (used by) operating activities: ............    (3,375)                     9
                                                                   --------               --------
Cash flows from investing activities:
  Purchase of fixed assets ......................................      (801)                  (121)
                                                                   --------               --------
Net cash used in investing activities ...........................      (801)                  (121)
                                                                   --------               --------
Cash flows from financing activities:
  Issuance of common stock ......................................    11,057
  Exercise of stock options .....................................        61
  Payments under capital lease obligations ......................      (583)                  (167)
  Borrowings under notes payable ................................     2,018                    222
  Repayments of notes payable ...................................    (2,771)                    (4)
                                                                   --------               --------
Net cash provided by financing activities .......................     9,782                     51
                                                                   --------               --------
Net increase (decrease) in cash .................................     5,606                    (61)
Cash,  beginning of period ......................................       121                     71
                                                                   --------               --------
Cash, end of period .............................................  $  5,727               $     10
                                                                   ========               ========



The accompanying notes are an integral part of these condensed financial statements.

                                   N2H2, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.      Basis of Presentation

        The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended June 30, 1999 are not necessarily indicative of results to be expected for a full year.

2.      Net loss per share

        Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

3.      Recently issued accounting standards

        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The statement will be effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. The Company is currently evaluating the impact this statement will have on its financial statements; however, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its reported financial position or results of operations.

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for the Company in fiscal 1999. The Company anticipates that accounting for transactions under SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

4.      Subsequent Event

        On July 29, 1999, N2H2 priced an initial public offering of 5,000,000 shares of Common Stock at an offering price of $13.00 per share. 4,950,000 shares were sold by N2H2 and 50,000 shares were sold by selling shareholders. N2H2's common stock, listed on the NASDAQ National Market under the symbol "NTWO", began trading on July 30, 1999. Proceeds to N2H2, net of issuance costs, were approximately $59.2 million.

5.      Reclassifications

        Certain prior period amounts have been reclassified to conform with the current period classification.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words "believes," "anticipates," "expects" and similar words. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic market conditions, the success of our brand and systems development efforts, the absence of patent protection for N2H2's technology, the fact that others have patented various filtering technologies, and customer acceptance of our services, products and fee structures. Further information on the factors and risks that could affect N2H2's business, financial condition and results of operations are included under the Risk Factors sections of N2H2's public filings with the Securities and Exchange Commission, including its Registration Statement on Form S-1 (File No. 333-78495).

        N2H2 develops and provides:

        - Proxy server-based internet content filtering solutions to schools, homes, internet service providers, corporations and government agencies,

        -       Filtered educationally-oriented internet search services,

        - Educationally-oriented communication tools for teachers, students, and parents, and

        -       Customizable filtered portal tools for affinity groups.

        In June 1999, N2H2 completed the acquisition of "GradeChecker", a proprietary technology developed by Educational Internet Communications, LLC. GradeChecker is being incorporated as a value added tool into Searchopolis. It enables parents and teachers to track a student's academic progress in school using the internet. Also in June, 1999, N2H2 signed service agreements with SchoolsNet, Ltd., an Internet Service Provider serving over 1 million students in the public schools of four Australian states.

RESULTS OF OPERATIONS

        REVENUES. We generate our revenues from installations, subscriptions, and search service and related advertising fees.

        Revenues for the three months ended June 30, 1999 increased 156% to $1.7 million from $675,000 for the three months ended June 30, 1998. Revenues from installations increased by $379,000, or 152%, to $628,000 for the three months ended June 30, 1999, from $249,000 for the same period in 1998. Subscription revenues increased by $546,000, or 128%, to $972,000 for the three months ended June 30, 1999, from $426,000 for the same period in 1998. We recognized search service and advertising revenues from Searchopolis of approximately $131,000 in the three months ended June 30, 1999.

        Revenues for the nine months ended June 30, 1999 increased 120% to $4.3 million from $2.0 million for the nine months ended June 30, 1998. Revenues from installations increased by $680,000, or 85%, to $1.5 million for the nine months ended June 30, 1999, from $799,000 for the same period in 1998. Subscription revenues increased by $1.4 million, or 117%, to $2.6 million for the nine months ended June 30, 1999, from $1.2 million for the same period in 1998. We recognized search and service and advertising revenues from Searchopolis of approximately $303,000 in the nine months ended June 30, 1999.

        No customer accounted for more than 10% of revenues.

        COST OF REVENUES. Cost of revenues consists of the costs of Website review, depreciation of servers which we own and are installed at customer locations, technical installation and support and telecommunications costs. In addition, since April 1999, we have included search processing and hosting fees paid to outside providers of search engine and Web hosting services as cost of revenues.

        Cost of revenues for the three months ended June 30, 1999 increased by 241% to $925,000 from $271,000 for the same period of the previous year. Cost of revenues as a percentage of total revenues increased to 53% for the three months ended June 30, 1999, from 40% for the same period in 1998. Almost half of the increase in cost of revenues was due to the inclusion of search processing and hosting fees as cost of revenues, and the balance of the increase was primarily due to increased staffing.

        Cost of revenues for the nine months ended June 30, 1999 increased 196%, to $2.0 million, from $667,000 for the same period of the previous year. Cost of revenues as a percentage of total revenues increased to 45% for the nine months ended June 30, 1999, from 34% for the same period in 1998. Of this increase in cost of revenues, approximately $795,000 was due to increased staffing in review and customer support while the balance was due to the inclusion of search processing and hosting fees and increased depreciation on new servers placed in customer networks.

        SALES AND MARKETING. Sales expenses consist primarily of salaries and commissions. Marketing expenses consist primarily of salaries, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel.

        Sales and marketing expenses for the three months ended June 30, 1999 increased 132% to $779,000 from $336,000 for the same period of the previous year. Of the $443,000 increase, $284,000 was due to increased expenditures for advertising and attending trade shows, and $158,000 was due to costs related to increased staffing primarily in the sales department.

        Sales and marketing expenses for the nine months ended June 30, 1999 increased by 108% to $1.8 million from $859,000 for the same period of the previous year. Of the $926,000 increase, $430,000 was due to increased expenditures for advertising and attending trade shows, and the balance was due to costs related to increased staffing primarily in the sales department.

        RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries and benefits for software developers, consulting fees, facilities costs and equipment depreciation. In the development of new products and enhancement of existing products, the technological feasibility of the service is not established until substantially all product development is complete. Accordingly, development costs and all costs related to internal research and development have been expensed as incurred.

        Research and development expenses for the three months ended June 30, 1999 increased by 154% to $470,000 from $185,000 for the same period of the previous year. The increase was primarily due to increased staffing.

        Research and development expenses for the nine months ended June 30, 1999 increased by 168% to $1.2 million from $436,000 for the same period of the previous year. The increase was primarily due to increased staffing.

        GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, the cost of facilities and general depreciation expenses.

        General and administrative expenses for the three months ended June 30, 1999 increased by 178% to $1.4 million from $497,000 for the same period of the previous year. Of the increase, approximately $265,000 was due to professional and legal fees primarily associated with the installation of new accounting and management information systems and general corporate matters, approximately $190,000 due to non-cash compensation expenses resulting from the issuance of stock options, and the balance due to increases in the number of employees supporting the growth of the company.

        General and administrative expenses for the nine months ended June 30, 1999 increased by 152% to $3.0 million from $1.2 million for the same period of the previous year. Approximately $434,000 of the increase was due to professional and legal fees primarily associated with the installation of new accounting and management information systems and general corporate matters, $496,000 due to non-cash compensation expenses resulting from the issuance of stock options and the balance was due primarily to increases in the number of administrative employees supporting the growth of the company and increases in office space.

        INCOME TAXES. Prior to May 1999 N2H2 was an S corporation for federal income tax purposes, and effective May 11, 1999, became a C corporation. As a C corporation, N2H2 is subject to income tax. Operating losses will result in net operating loss carryforwards available to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

        For the nine months ended June 30, 1999, operating activities resulted in a net cash outflow of $3.4 million, and capital expenditures, excluding those under capital leases, totaled $801,000. Financing activities for the nine months ended June 30, 1999 provided $11.1 million from the sale of Common Stock and approximately $2.0 million in proceeds from long-term debt obligations, in several transactions. Of the cash raised approximately $2.8 million was used to retire outstanding term debt obligations and $583,000 was paid under capital lease obligations.

        Subsequently, on July 29, 1999 we completed the sale of Common Stock through an underwritten public offering, raising approximately $59.2 million, net of underwriting commissions and estimated offering expenses.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The company remains a defendant in the lawsuits described in its registration statement filed on form S-1 (file No. 333-78495) relating to Spyglass, Inc. and NextGen Development Corporation. A preliminary settlement has been reached with NextGen Development Corporation, conditioned upon the execution of a definitive settlement agreement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On July 29, 1999, the Securities and Exchange Commission declared N2H2's Registration Statement effective. Pursuant to this Registration Statement, N2H2 completed an initial public offering of 5,000,000 shares of its Common Stock at an offering price of $13.00 per share. Of the shares sold, 4,950,000 were sold by the Company, and 50,000 were offered by a group of selling shareholders. The offering was managed by CIBC World Markets Corp. and U.S. Bancorp Piper Jaffray, Inc. Proceeds to N2H2, net of offering costs, totaled approximately $59.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company held a Special Meeting of Shareholders on June 11, 1999. As of the record date for the Special Meeting of Shareholders, 15,604,720 shares were eligible to vote, of which 14,262,443 were represented in person or by proxy.

        The first matter voted upon at the Special Meeting was a proposal to approve and adopt Restated Articles of Incorporation including:

(a) Increasing the number of authorized shares of common stock from 20,000,000 shares to 250,000,000 shares, and increasing the number of authorized shares of preferred stock from 10,000,000 shares to 50,000,000 shares;

(b) Prohibiting the board of directors from amending or repealing any bylaw adopted by the shareholders that expressly states that it may not be amended or repealed by the board, and requiring a two-thirds vote of the shares eligible to vote by classes to adopt, amend or repeal the bylaws of the company;

(c) Providing for staggered terms for the directors of the company by dividing the total number of directors into three groups, with each group containing one-third of the total, as near as may be, with one group of directors to be elected at each successive shareholders' meeting, and allowing removal of directors only for cause;

(d) Requiring a two-thirds vote of the shares eligible to vote to amend certain articles and sections of the Restated Articles;

(e) Allowing the board of directors to consider the impact of certain business combinations (generally, a merger, share exchange or consolidation of the company, or a sale, lease, exchange, mortgage, pledge, transfer or other disposition or encumbrance of all or a substantial part of the company's assets), and on the shareholders, employees, suppliers and customers of the company and the community in which the company operates;

(f) Increasing the requisite percentage for calling a special meeting of shareholders, and allowing a special meeting of shareholders to be called only by the president or a majority of the board of directors; and

(g) Correcting certain other provisions and other less substantive matters.

The proposal to adopt the Restated Articles of Incorporation was approved by the shareholders. The votes were reported as follows:

For:                     14,224,098
Against:                     38,345
Abstain:                      - 0 -

The second matter voted upon at the Special Meeting was a proposal to approve the 1999 Nonemployee Director Stock Option Plan. Such proposal was approved. The votes were reported as follows:

For:                     14,224,098
Against:                     38,345
Abstain:                      - 0 -

ITEM 5. OTHER INFORMATION

        Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a)      Exhibits.

10.1 First Amendment, dated June 16, 1999, to Union Bank of California Center Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C and the registrant.

10.2 Second Amendment, dated August 10, 1999, to Union Bank of California Center Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C and the registrant.

10.3 Third Amendment, dated August 12, 1999, to Union Bank of California Center Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C and the registrant.

10.4    Employment Agreement of David W. Arnold dated August 23, 1999.

10.5    Option to purchase Common Stock issued August 24, 1999 to David W.
        Arnold.

27.1    Financial Data Schedule


b)      Reports on Form 8-K.

        None

                                        SIGNATURES

                                        N2H2, INC.

                                        By: /s/ Peter H. Nickerson
                                           -------------------------------------
                                            Peter H. Nickerson
                                            President, Chief Executive Officer
                                            and Chairman of the Board

                                        By: /s/ John F. Duncan
                                           -------------------------------------
                                            John F. Duncan
                                            Vice President - Chief Financial
                                            Officer, Secretary, and Treasurer
                                            (principal financial and
                                            accounting officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September ___, 1999.