Form 10-K405
period 1999-09-30
N2H2 INC
filed 1999-12-30
CIK 1077301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________.

                         COMMISSION FILE NUMBER 0-26825

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

   SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK,
                               WITHOUT PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

     As of December 17, 1999, the registrant had outstanding 21,162,737 shares of common stock, no par value, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $151,063,850.

Documents incorporated by reference:

(1) Portions of the registrant's definitive 2000 Proxy Statement to be filed with the Commission are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

     The following discussion in this annual report on Form 10-K contains forward-looking statements regarding the Company, its business, prospects and results of operations that involve risks and uncertainties. The Company's actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the captions "risk factors" and "management's discussion and analysis of financial condition and results of operations" as well as those discussed elsewhere throughout this annual report on Form 10-K.

     Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan" and similar words, although some forward-looking statements are expressed differently.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, prospects and results of operations.

OUR BUSINESS

     N2H2 is a leading Internet infrastructure company. We provide content categorization of Internet Web sites, filtering of Internet content, and caching services. We were the first company to offer a server-based Internet filtering solution for a customer's computer network. With Bess, our flagship product, we currently provide filtering services to approximately 8.5 million users in approximately 8,750 schools in the United States and Canada. Our customers include the statewide networks serving most of the public schools in Ohio, Tennessee, Maine, Oklahoma, Wisconsin, Arkansas and Idaho as well as school systems in areas such as Los Angeles County, Baltimore, Boston, Calgary, Seattle, Stockton and Tampa.

     In the quarter ending September 30, 1999, students and teachers accessed approximately 1 billion Web pages through Bess. To better serve the needs of our existing and potential school customers, we recently introduced Searchopolis as an educational Internet portal. As a portal, Searchopolis is specifically designed to maximize the educational potential of the Internet by aggregating educational content in one place. It also links to other relevant Web sites and provides safe access to Internet content using our award winning filtering search technology. We are developing additional specialized communication tools and services and plan to integrate them into Searchopolis, further enhancing its capabilities as the portal of choice for the community of students, teachers, parents and administrators. Searchopolis is available at www.searchopolis.com to any Internet user who wants access to a safe, educationally-enriched Web portal.

     We are actively extending our infrastructure services to corporations and other organizations and, through approximately 210 Internet service providers, into an increasing number of homes. We develop, market and support Internet filtering solutions that enable businesses to increase productivity by limiting the content that employees can access on the Internet without blocking material that is useful for their jobs. Through our current Internet service provider relationships, our filtering services are available to over 200,000 homes.

     Our infrastructure services enable our school, business and other customers to limit access to the Internet by allowing them to select from among 32 content categories ranging from pornography, hate and bomb construction to gambling and games. The key benefits of our services include:

     - automated identification of potentially unsuitable Web sites backed by human review to accurately place Internet content into our database of 32 categories,

     - proprietary tools which enable customers to tailor their filtering criteria to meet their specific needs,

     - minimal customer effort required for installation and maintenance,

     - server-based filtering that is difficult to bypass, and

     - daily electronic updating of the filtering database.

OUR MARKET OPPORTUNITY

     We believe the school, home and corporate markets, both domestic and international, present us with significant opportunities. According to Quality Education Data, in the United States there are approximately 47 million students in public schools grades K-12 within 16,000 school districts and approximately 5 million private school K-12 students. The Annenberg Public Policy Center estimates that 60% of United States households with children aged 8 to 17 have computers and 61% of those are connected to the Internet. International Data Corporation estimates that medium and large businesses will account for 49 million Internet users worldwide by the year 2000. Without an effective Internet content filtering system in place, educators and parents have to choose between undesirable alternatives: prohibiting Internet access altogether or closely supervising each student's use of the Internet. Corporations and other organizations also face issues associated with unrestricted on-the-job access to the Internet, including productivity losses caused by employees surfing the Internet for personal reasons during work hours as well as potential liability concerns.

INDUSTRY BACKGROUND

  Growth of the Internet

     The Internet has emerged as a critical global communications medium, enabling millions of people to access and share information and conduct business electronically. Industry analyst International Data Corporation estimates that the number of Web users will grow from approximately 97 million worldwide in 1998 to approximately 320 million by the end of 2002. The rapidly increasing volume of information available over the Internet has contributed to the phenomenal growth in the number of users and hours spent online. The Internet has become an invaluable tool for those who would otherwise not have access to the rich data mine of information contained in libraries, databases and Web sites around the world. As a result, schools, libraries, homes, corporations and affinity groups, such as churches or associations, increasingly are connecting to, and encouraging their users to access, the Internet.

     Schools in the United States are rapidly expanding their computer networks and adding Internet access with the help of a four year, $9 billion matching funds program implemented by the Federal Communications Commission in January 1998. Both the Clinton Administration and the Department of Education have announced long-term goals to provide Internet access to all students in the nation's public schools. The Department of Education has recommended a target of one computer workstation for every five students, up from one for about every 14 students currently.

  The Need for Filtering

     The introduction and expanded use of the Internet as an educational tool in the classroom has prompted school board members, superintendents and teachers to focus on protecting students from unsuitable Internet content. Parents have also become increasingly concerned about children's access to various types of content, ranging from pornography to bomb making instruction, among others. Without an effective Internet content filtering system in place, educators and parents have had to choose between undesirable alternatives: prohibiting Internet access altogether or closely supervising each student's use of the Internet. Prohibiting Internet access deprives students of the wealth of beneficial information available on the Internet, while supervision can waste an enormous amount of teacher or parent time.

     Corporations also face issues associated with unrestricted on-the-job access to the Internet, including productivity losses caused by employees spending large amounts of time during the workday surfing the Internet for personal reasons. In addition, corporations are exposed to many potential liability issues relating to the misuse of and unlawful distribution of Internet-based content.

  The Need for an Education Oriented Portal

     The Internet has the potential to be a rich educational resource for K-12 students. However, most existing Internet portals are targeted to the needs of an older audience and do not address the requirements of the growing school and student Internet communities. In addition, current search engines and portals are not formatted to meet the specific educational needs and interests of these communities. This makes it difficult and inefficient for students, parents and teachers to incorporate the Internet into the classroom and home.

  The Development of Filtering

     Early Internet filtering products were based on the use of keywords, often four-letter or slang expressions for sex or body parts. These products scan the text of a Web site and if designated keywords or phrases exist, access to the particular Web site or partial Web site is blocked. Keyword blocking has significant limitations in its ability to differentiate between acceptable and potentially objectionable content, as it works on text only and relies on scanning content without regard for context. For example, blocking anything with "sex" in it blocks "Middlesex." It is impossible for a keyword blocking system to block out all inappropriate content without simultaneously blocking a large amount of useful information. In addition, much of the objectionable content on the Internet consists of graphics, some of which have no text to scan for keywords.

     In addition, most of the keyword filter products on the market are client-based software products. Because the software must be installed and maintained on each individual workstation that requires filtering, these systems have several significant limitations:

     - users can more easily circumvent the filtering programs,

     - product installation and maintenance can be time consuming and expensive, and

     - database updates require user input.

     Many server-based filtering solutions suffer from some of the same deficiencies as client-based software products. Some have limited databases that may not be updated frequently, some are keyword based, some require extensive administrative oversight and some are not easy to adapt to larger network environments.

     In addition to keyword filtering, access to Web sites can be blocked through universal record locator lists and packet filtering. Universal record locator blocking involves creating lists of Web addresses in a database, often categorized as "allowed sites" or "blocked sites." Lists of blocked universal record locators allow targeted content management by blocking only selected portions of a given Web site, but require frequent updating to ensure the list remains current. By comparison, packet filtering blocks access to entire Internet servers, many of which contain multiple Web sites with both valuable and inappropriate material. The potential benefits of packet filtering in terms of speed and simplicity may be outweighed by its lack of precision.

THE N2H2 SOLUTION

     N2H2 is a leading provider of Internet content filtering, serving schools, homes and businesses. We develop, market and support technology services that make the Internet a safe and educational resource for K-12 students at school and at home. Our server-based Internet filtering solutions also enable businesses to increase employee productivity by limiting the content employees can access on the Internet. By using automated search technology backed by human review to scan the Internet for potentially unsuitable material, we are able to offer our customers a significant improvement over other Internet filtering products. In addition, we offer Searchopolis, which addresses the need for a content filtered, education focused Web portal that is easy to navigate and provides communication tools to students, teachers and parents.

  Our Filtering Solution

     In 1995, we introduced Bess, the first proxy server-based Internet filtering solution. We believe our system provides our customers the following key benefits:

     - Thorough and accurate content analysis. Our proprietary Internet screening technology continuously scans the Internet for content that fits into one or more of 32 categories. Our staff then reviews this content and places it in the appropriate categories. Use of human review avoids overfiltering, which is often a disadvantage of fully automated systems.

     - Customer choice. We believe our proprietary search technology combined with human review to categorize content enables our customers to effectively tailor and control the Web sites and pages they make available to their users. Our system requires minimal customer oversight by a system administrator, teacher or parent, while allowing our customers the flexibility to override specific Web site filtering, customize filtered categories, select time schedules for various levels of filtering and grant password-based override for authorized users.

     - Protection of personal information. Our filtering solutions allow our customers to protect students and children from inappropriate solicitations of personal information. By identifying and categorizing Web sites that seek access to confidential or personal information about students and children or their parents or families, we are able to address this growing concern about Internet access.

     - Ease of installation and maintenance. Our proxy server-based filtering solutions minimize customer need to support installation and maintenance of equipment and software. Since our filtering product is network-based, there is no need to install or maintain equipment or software at each user's desktop. In addition, we provide full technical support to our customers for our services.

     - Difficult to bypass. Located on a customer's central network or at an Internet service provider, our server-based filtering is an integral part of each Internet access request. We believe, therefore, that it is virtually impossible for the user to circumvent our filtering system.

     - Continuous updating and caching. Our centrally managed system provides our customers with a daily electronic update of our database of categorized sites. As a result, our clients' filtering is kept current, reflecting changes to sites on the Internet on a near real-time basis. Our proxy servers are also equipped with caching capabilities that can significantly speed classroom access and save our customers critical telecommunication capacity and expense.

  Searchopolis: Our Education Portal to the Internet

     Searchopolis combines the following key features:

     - Safe search. Searchopolis includes our pioneering, proprietary filtering technology operated in conjunction with Inktomi's search technology. Searchopolis enables the user to find educational resources quickly and navigate safely through the Internet.

     - Focused educational content. Teachers and students have limited class time to access and use the Internet. Searchopolis enables instant access to thousands of Web sites provided by our partner, Looksmart. These are organized by subjects such as history, math and science and are supplemented with learning tools such as a dictionary and news, sports and weather reports provided by our partner, InfoSpace. By assembling educational content in one place, making searches fast and relevant and avoiding the need for supervision, we believe Searchopolis provides a level of effectiveness unmatched by any other educational Web portal.

     - Communication tools. We are developing enhanced features for Searchopolis to provide specialized communication tools for teachers, students and parents, including:

      - access-controlled, filtered e-mail,

      - an easy-to-use calendar linking schools, teachers, students and parents in local communities,

      - a Virtual Locker to store students' favorite Internet sites, classroom material and homework for access from the home, library or other locations outside the classroom, and

      - GradeChecker to provide parents, teachers and students Internet access to grades and other classroom information.

N2H2'S STRATEGY

     Our goal is to expand our presence in the school, home and corporate markets and to make Searchopolis the leading education oriented Web portal for K-12 students. We plan to achieve this goal through the following steps:

     Aggressively expand our presence in schools. We plan to expand our education user audience by building upon our reputation in the school market for high-quality, effective Internet content filtering. Part of our strategy for doing this is to make it easier for schools to purchase our services. Today, schools are faced with many competing demands on their budgets, and we believe they are open to proposals to assist them in meeting their educational goals within their budgets. To more rapidly expand our filtering services and to take advantage of advertising opportunities, we recently began offering alternate fee structures to schools that allow us to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on these schools' networks.

     Enhance content and communication features on Searchopolis. In June 1999, we launched an enhanced Searchopolis portal which will feature specialized communication tools customized for education, including access-controlled, filtered e-mail, Virtual Locker, GradeChecker and a calendar. This new version of Searchopolis will also feature a directory of useful Web sites classified by educational topic and easier access to reference tools, curriculum materials and other useful information. We plan to continue adding content features to Searchopolis in the future and to build upon our existing agreements with Inktomi, Looksmart, InfoSpace and Merriam-Webster, Incorporated.

     Create advertising opportunities to reach the student market. We believe our presence and continued growth in the education market will create a sizable audience for advertisers trying to reach the 52 million public and private K-12 students in the United States. We expect to create the potential for high-value advertising that will appeal to advertisers by differentiating students according to school levels and geographic location.

     Increase penetration of the home market. We believe parents familiar with Bess and Searchopolis trust and value our services because we offer the content filtering and search services used by their children's schools. We are expanding the availability of our services to homes by making them available through Internet service providers. We have approximately 210 Internet service provider partners providing our services to over 200,000 homes in the United States and are seeking additional relationships with Internet service providers throughout the United States and abroad. Internet service providers may choose to either include our services in their customers' basic monthly Internet access charge or bill for it separately as an additional feature. We also target the home market through affinity groups, such as churches and associations. These groups are increasingly interested in filtered content tailored to their group's particular needs. For example, the Church of Jesus Christ of Latter Day Saints, the Mormon Church, which has ten million members, uses our filtering search technology on its Website.

     Expand our presence in the corporate and international markets. We are pursuing marketing alliances with companies in the United States and overseas to increase our penetration of the corporate market. We are also increasing our direct sales efforts in the corporate marketplace.

     Increase sales and marketing efforts and build brand awareness. We plan to substantially increase our direct sales activities and our marketing expenditures to penetrate the school, home, international and business filtering markets and increase the use of Searchopolis. We also plan to devote substantial resources and continue to work with our advertising sales partner 24/7 Media to increase our advertising sales volume.

     Pursue additional strategic relationships. We intend to aggressively pursue additional strategic relationships to expand our business in corporate, consumer and international markets. We have customers in Canada, Australia, the United Kingdom, Germany, Mexico, Chile, India and Bermuda and intend to expand internationally by entering into additional overseas marketing relationships. Where appropriate, we will consider the acquisition of businesses that can help us provide specialized content, advanced service features, or expanded market penetration.

SERVICES AND TECHNOLOGY

  The N2H2 Filtering Service

     We provide a complete filtering solution. Our filtering services enable our school, library, corporate, home and other customers to limit access to offensive or otherwise undesirable information on the Internet. Our on-site proxy servers are shipped to customers ready to install into their networks. Our proxy servers are a combination of readily available computer hardware, including a high capacity hard drive and a high-speed modem, purchased from outside suppliers. We configure these servers with software developed by us that enables them to perform their filtering functions. We also monitor and maintain all the software and hardware components necessary to meet our customers' filtering needs remotely from our Seattle, Washington network facility. Once a customer notifies us that it has installed our proxy server, we can put it in service in less than two hours. Our filtering solutions are comprised of three main components:

     - a proxy server infrastructure,

     - our advanced Internet content categorization system and

     - tools for filter control, reporting and data collection

     Proxy server infrastructure: configurations and caching. Rather than installing a filter on every workstation as is necessary with client-based products, our solution uses a proxy server that is usually installed on the customer's network. Every networked workstation uses our filtering solution to access the Internet.

     Proxy server-based systems are secure and difficult to bypass because the proxy server is installed directly in the network, thus making it virtually impossible for users to access the Internet without passing through this server. From a customer's point of view, a proxy-based system is easy and economical to operate because it can be managed by us from one central site. Our customers' systems are monitored, maintained and kept updated primarily from our headquarters in Seattle. The parameters that our clients use to control the filtering of their Internet content are stored by the proxy server located on their networks and are based on information received from our central database of categorized Web sites. This information is updated and sent to our customers' proxy servers daily. In addition, we also send system upgrades and enhancements to our customers' proxy servers via the Internet.

     We provide two proxy server configurations to our clients:

     - On-site configuration. In most cases, we install our proxy server on the customer's network. Internet requests are routed directly through these servers for filtering. In larger networks, we may deploy multiple filtering servers to assure adequate capacity, redundancy and backup. Our proxy server can also be configured to include a caching feature that can significantly increase Internet access performance. Approximately 35% of universal resource locators retrieved by servers in our system are retrieved from cache. This caching feature substantially increases performance of most networks. Our on-site configuration is most often used by medium to large sized schools, school districts and state school systems. It is also used by Internet service providers and corporations, which are then able to provide filtered Internet services to their individual users, business customers or employees.

     - Remote or redirect configuration. For smaller networks, we offer a "redirect" service that enables multiple customers to share one regionally located proxy server. All of the customer's Internet requests are routed via the Internet to an off-site proxy server where the content is filtered and then returned to the customer. Smaller schools and libraries have been the primary customers of our redirect service.

       While this configuration is more cost-effective for smaller networks, it does not operate at the same speed as our on-site configuration because it requires multiple routing steps and lacks caching.

  Advanced Internet Content Categorization System

     The selectable filtering criteria available to our clients are based on our listing of Internet content categories. We believe we have created the most extensive and accurate database and range of Website categories of any Internet filtering company. In our Website categorization process we employ a multi-step procedure using automated search technology backed by human review to place Internet content into 32 distinct categories. Automated search is used to scan the Internet on a continuous basis to quickly identify Web sites that potentially fit into these categories. We employ a wide variety of techniques for this part of our automated categorization process including keyword search and site associations and linkages. Many of the techniques we use in our automated search are proprietary and were developed by us. Once a Web site has been identified as fitting into one or more of our 32 categories, it is stored in a database and prioritized for human review. Our categories and the material they cover are summarized below:

                   CATEGORY                                        MATERIAL
                   --------                                        --------
Adults Only...................................  Material labeled by its author or publisher as being strictly for adults, such as, "Adults
                                                only" or "You must be 18 to visit this site."
Alcohol.......................................  Advocates or promotes recreational use of alcohol.
Chat..........................................  Chat sites or services that allow short messages to be sent to others in real time.
Drugs.........................................  Advocates or promotes recreational use of any controlled substances. (See Illegal)
Employment Search.............................  Job-hunting and related employment resources.
Free Mail.....................................  Sites that offer free Web e-mail accounts that can expose users to unsuitable content
                                                delivered via e-mail file attachments.
Free Home Pages...............................  Sites where home page space is offered for free. Individual pages that have been reviewed
                                                by N2H2 on such sites are removed from this
                                                category but filed under other categories as
                                                appropriate.
Gambling......................................  Gambling services or information relevant to gambling.
Games.........................................  Computer games and related information.
Hate/Discrimination...........................  Advocates discrimination against others based on race, religion, gender, nationality or
                                                sexual orientation.
Illegal.......................................  Advocates or promotes illegal activities such as bomb making, fraud and computer hacking.
Jokes.........................................  Jokes and humor.
Lingerie......................................  Models in lingerie, except those classified as
                                                Nudity.
Message/Bulletin boards.......................  Sites that permit semi-permanent messages to be posted and read by others.
Murder/Suicide................................  Information on committing murder or suicide and crime scene photos.
News..........................................  News and current events.
Nudity........................................  Naked or visible genitalia, buttocks, female breasts, etc.
Personal Information..........................  Sites that gather personal information, including name, address and credit card
                                                number.
Personals.....................................  Personal advertisements, including "mail order brides."
Pornography...................................  Material intended to be sexually arousing or erotic.
Profanity.....................................  Crude, vulgar or obscene language or gestures.

                   CATEGORY                                        MATERIAL
                   --------                                        --------
Recreation/Entertainment......................  Recreation and entertainment information, other than Games, Jokes or Sports.
School Cheating Information...................  Any site that promotes plagiarism or similar cheating among students.
Sex...........................................  Images or descriptions of sexual activity, sexual merchandise or sexual fetishism.
Sports........................................  Sports information, especially professional sports.
Stocks........................................  Stock trading, stock quotes and stock market information.
Swimsuits.....................................  Models in swimwear including fashion swimwear photos.
Tasteless/Gross...............................  Bodily functions, tasteless humor, graphic medical photos and others.
Tobacco.......................................  Advocating or promoting recreational use of tobacco.
Violence......................................  Graphic images or written descriptions of wanton violence or grave injury, including
                                                graphically violent games.
Weapons.......................................  Information on use of weapons, weapon collecting or weapon making.
Not Categorized...............................  Material reviewed but not otherwise categorized.

     In addition to these 32 categories, we allow for exceptions to our categorizations to permit access to useful content that would otherwise be filtered under another category including:

     - educational material such as sex education and public health information that may contain sex, nudity or violence,

     - historically significant material that may contain sex or violence and

     - medical information that may contain nudity.

     Our customers have the flexibility to select which, if any, of the exceptions to these categories they wish to enable.

     Categorized sites are stored in a proprietary database located at our headquarters. The contents of this database are continuously updated using both human and automated review and reflect the introduction of new sites on the Internet and changes to sites we previously categorized. Each day, our customers receive electronically an encrypted copy of the Web site categorization information stored in this database.

     Tools for Filter Control and Reporting. We provide our clients with a broad range of tools that they can use to control and modify their own filtering criteria as well as to monitor the filtering activity on their networks. These tools are accessed through a simple Web-based interface called the control center. The control center is password protected and currently includes the following features:

     - Statistics reporting. Enables the system administrator to configure filtering reports in single day, multiple day and historical formats. Summary data can be displayed on Web pages, distributed by e-mail and exported to Excel spreadsheets.

     - Authorized users. Used to create special accounts for specific users that need to temporarily turn off filtering at their workstations.

     - Local URL customization. Allows the system administrator to block specific universal record locators that are not categorized by our system or to allow access to universal record locators that we have categorized.

     - Request site review. Web-based e-mail form that customers can submit to us to request review of a site for blocking or unblocking.

     - Cache administration. Allows the user to control the storage criteria for content in the proxy server cache.

     - Cache-on-demand. Enables the administrator to set caching parameters. Information preloaded in the proxy server cache can be retrieved significantly faster, particularly when the customer's network is under heavy use.

     - Filter schedules. Used to schedule the time of day that specified filtering rules will be put into effect. For example, filter schedules can be preset to block game sites only during school hours.

     - Filter builder. Customers use this feature to set up their own filtering rules. They can begin this process by starting with one of our predefined sets of rules or templates such as "Bess for Schools" or "Bess for Libraries" and then make modifications as necessary.

     - IP control. Enables the customer to define which workstations on their network will have access to the proxy server for filtered Internet service.

     In addition, in the home and Internet service provider market, parents have a password-based override allowing them unfiltered Internet access at any time.

     Our central servers maintain a log of Internet data retrieval requests and the workstations that originated the request. However, this process does not provide us with information about the identity of the individual originating the request. In some instances, our clients may maintain information regarding the identity of users on a particular workstation at a given time.

  Searchopolis: Our Education Portal to the Internet

     Searchopolis is our comprehensive education portal, which includes our pioneering filtering search technology. It incorporates what we believe to be the most valuable educational resources found on the Internet and combines with them a number of other features that are important and interesting to middle and high school students. The Internet represents a huge educational resource, but it is disorganized and a user must often invest significant time to locate relevant material. By assembling educational content in one place, making searches fast and relevant and minimizing the need for adult supervision, Searchopolis makes the Internet a more effective educational resource. We intend to make Searchopolis attractive to middle and high school students, their teachers and parents by providing extensive content and content arrangement features as well as specialized communication services. We believe that as students grow accustomed to using Searchopolis at school, they will also use it more frequently at home and increasingly appreciate its many useful features.

     Content and content management features. We operate Searchopolis in conjunction with partners including Infospace, LookSmart, Merriam-Webster and Inktomi that provide us with their proprietary content or content management services under advertising revenue sharing agreements.

     Educational content directory links. Searchopolis contains links to thousands of sites categorized by class subject, including math, history, science, literature, civics, health and business, among others. Numerous subcategories allow the users to focus their research quickly. These links are organized and provided by Looksmart.

     Filtered search. Our filtering search technology is operated in conjunction with Inktomi. This search tool prohibits the user from accessing a subset of our database of categorized sites selected for school use. It also prevents references to such sites, which often contain lurid descriptive words designed to attract searches, from appearing on search result lists. Other search engines include such references on search result lists even if access to the underlying site is blocked by another filtering product or source.

     Reference tools. Our reference tools include a dictionary provided by Merriam-Webster, a calculator, a thesaurus, a spell checker, maps and yellow and white page directories.

     News, sports and weather. Up-to-date news, sports and weather information is provided by InfoSpace.

     General interest categories. Searchopolis also provides users with organized links to sites in numerous general categories of interest to K-12 students. These include such categories as automotive, finance, computers and Internet, home and family, sports and recreation, travel and vacation, shopping, hobbies and entertainment. Searchopolis also provides daily features such as "today's TV," "today's birthday" and "site of the day."

     Tools to promote communication and community. We are enhancing Searchopolis to provide specialized tools that promote communication for teachers, students and parents including:

     - Access-controlled filtered e-mail. Our proprietary e-mail service for K-12 students will provide a number of special features important to the school environment. For instance, this service allows group sign-ups for all students in a class or school, while providing filtering of content for profanity and permitting the restriction of e-mail transmissions to specified recipients. This service will give schools the ability to provide varying levels of e-mail service to students of different ages. For example, a school district might permit second graders to exchange e-mail only with other second graders at the same school. Sixth graders might be allowed to exchange e-mail with anyone at their school. Eleventh graders might be allowed to send e-mail to anyone, including non-students.

     - School calendar. Our easy-to-use proprietary calendar will link schools, teachers, students and parents in local communities.

     - Virtual Locker. Students will be provided with their own Web-based Virtual Locker in which they can store their favorite Internet sites and homework for later access from home, the library or other locations outside the classroom.

     - GradeChecker. GradeChecker will serve as our Web-based service allowing parents, teachers and students direct and timely Internet access to a student's grades and other classroom information.

     Searchopolis is available on the Internet to anyone at www.searchopolis.com. Our objective is to make Searchopolis the most used Internet portal for students and teachers. Given the large potential volume of Internet traffic associated with K-12 students, we believe Searchopolis could generate significant revenues from advertisers. We expect our education portal to be a targeted, premium rate Internet channel, which we will use to attract major corporate advertisers.

SERVICE FEES

     Our customers generally sign a 12-month subscription contract for our Bess service that enables them to receive daily downloads of our categorized database and to use our filtering and caching services. Our service delivery model is similar for schools, Internet service providers, libraries, businesses and other customers. We also charge our customers an initial set-up or installation fee. Both the set-up fee and the subscription rate depend upon the size and complexity of the system installed and the expected volume of use. Subscriptions have generally been renewed by our customers at the same price as the original monthly subscription, without the installation charge. We believe we have a high degree of customer satisfaction, which has resulted in an almost 100% subscription renewal rate by our school customers during the several years that we have offered Bess.

     We have begun offering schools and libraries an important choice of alternate fee structures effective for fall 1999, including the Bess Partner Program which is an advertising-based alternative with reduced rates or at no charge. Since schools and libraries have limited budgets, our advertising-based fee structures will enable schools to use their limited funding to rapidly increase the number of computer workstations in their classrooms. At the time of subscription or renewal, customers may choose to continue to pay our subscription fees or, alternatively, to pay reduced or no subscription fees for our Bess filtering service in exchange for allowing education-appropriate advertising and for using Searchopolis as their default search technology. We believe many schools will choose to lower their subscription fees, which we expect to result in accelerated market adoption of our filtering services. We anticipate, but cannot guarantee, a substantial increase in new customers and revenues from installations.

     While our subscription revenues can be expected to decrease significantly, we anticipate that they will be replaced, if not exceeded, by advertising revenues. Historically, percentage increases in our subscription revenues have not kept pace with the increased use of our systems. Our current fees are proportional to the number of workstations on the customer network, not the volume of Internet traffic generated through those workstations. Our alternate fee structures, if adopted by our customers, will allow our revenues to grow at a rate that corresponds with the increased use of our services. We believe the combination of our new services, our alternate fee structures, continuation of federal matching funds programs and the increasing use of Internet-based curriculum will drive increased use of our Internet filtering services in schools.

OPERATING INFRASTRUCTURE AND SECURITY

     N2H2's operating infrastructure has been designed and implemented to support the control and maintenance of thousands of servers handling millions of user requests per day. Our systems can be easily configured and expanded to accommodate a wide range of bandwidth and other performance requirements. For example, our systems are currently used by a number of small organizations with less than 100 Internet users as well as large state or county school systems.

     Our proxy servers use standard hardware that is easily obtained from commercial sources and equipped with our proprietary software. Our proxy servers are compatible with a broad range of network platforms including Microsoft, Sun, IBM, Apple, Macintosh and Novell. Our filtering servers run on the Linux operating system and use custom-developed filtering proxy server software. Internal servers run on Linux, Sun Solaris and Microsoft NT operating systems and use custom-developed software in addition to Apache, Microsoft SQL Server and Sybase Adaptive Server Enterprise.

     Key attributes of our operating infrastructure include the ability to support customer growth as well as performance, security and service requirements. We maintain most of our proxy servers on our customers' premises. We also maintain some proxy servers in our Seattle data center, and Exodus maintains additional servers for us at their location. We house all of our critical infrastructure servers in our Seattle data center. Our operations are dependent upon each location's ability to protect its systems against damage from fire, earthquake, power loss, telecommunications failure or physical break-ins. Exodus provides comprehensive facilities management services for some of our centralized servers, including human and technical monitoring of proxy servers 24 hours per day, seven days per week. Exodus' facility is powered by multiple uninterruptible power supplies. Any disruption in the Internet access provided by Exodus could seriously harm our business, results of operations and financial condition.

     All of the information required to duplicate a customer's filtering server is stored in a database in our Seattle data center. We back up on a daily basis any information in this database that may change on a server in the field. This process allows us to reconstruct any data that is lost by a server in the event of catastrophic failure or other disaster.

     Our internal servers are protected behind firewalls for security purposes and do not allow outside access at the operating system level except via special secure channels. Access to our remote servers requires a connection originating from one of two servers in our data center which must be accompanied by a 1024 bit encryption key. Our servers use a highly secure operating system that is difficult to override or bypass. Our security personnel follow CERT, BugTraq and other security-related forums closely to ensure that any new threats are identified and dealt with immediately. However, we cannot provide any assurance that our operating infrastructure will not be affected by computer viruses, electronic break-ins or other similar disruptions.

CUSTOMERS

     We provide filtering services to a customer base that includes the following:

     Schools. Our school customers range from single schools to statewide systems. Customers with thousands of workstations and multiple N2H2 servers include Macomb School District in Michigan, Merrimack Education Center in the Boston area, statewide networks for Ohio, Tennessee, Maine, Oklahoma and Wisconsin, plus Calgary and the Dufferin-Peel Roman Catholic school systems in Canada. Over 8.5 million students in approximately 8,750 schools now use Bess. Our customers are located in 47 states, Canada, Australia, United Kingdom, Germany, Chile, Mexico, India and Bermuda. In the Quarter ending September 30, 1999, our customers used our filtering servers to receive approximately 1 billion Internet page views.

     Homes. We currently provide our filtering services to homes through approximately 210 Internet service providers. To date, over 200,000 homes have elected to use our services. We recently entered the home market and we believe our services will be used in more homes in the future. The charge for our filtering service is typically added to the customer's monthly bill from its Internet service provider. Internet service providers may also serve as re-sellers of our services to small businesses and schools.

     Affinity Groups. We provide our core technology for filtering, filtered search and portal development to affinity groups, including the Mormon Church. Affinity groups purchase our filtering services for their own members. They also purchase from us filtered search services to include on their own affinity group portal.

     Corporate and International. Corporate and international customers are a small but growing part of our customer base. We provide services to customers in Canada, Australia, the United Kingdom, Germany, Chile, India, Mexico and Bermuda. As corporate managers become increasingly concerned about productivity and liability issues related to employee Internet usage, we believe the corporate market will present us with significant opportunities.

SALES AND MARKETING

  Organization

     Our sales activities, which are now organized into three divisions, with each consisting of sales representatives, marketing, product management and support staff. These divisions are focused on the education, enterprise and consumer markets worldwide.

     - Education Division. The education group is our largest and is divided into three areas, each focusing on customers of particular sizes and needs.

      - Our "key accounts" group focuses on sales of all our services to the large educational service districts or statewide school networks.

      - Our mid-tier education sales group sells our filtering and caching proxy services, rating list subscriptions and search services to larger schools and educational service districts that operate their own networks, generally serving between 200 and 10,000 workstations.

      - Finally, our small customer sales team sells our cache, filter and search services on a redirect basis to smaller schools, educational service districts and libraries that have anywhere from one to 200 workstations.

     - Consumer Division. Our Internet service provider sales team concentrates on selling our filtering and caching proxy servers, rating list subscriptions and filtering search technology to regional and larger Internet service providers throughout the world. We have senior sales representatives dedicated to developing relationships with key national and international Internet service providers and to virtual ISP groups.

     - Enterprise Division. We have senior sales representatives dedicated to developing sales in the corporate and international markets directly and indirectly through our partnerships with major technology and marketing companies. We anticipate increased demand for our services and products as we expand our strategic alliances both domestically and abroad.

  Advertising Sales

     Although we have only recently begun receiving advertising revenues, we are aggressively pursuing relationships with advertisers trying to reach K-12 students, particularly those in the 10-year to 18-year age group. This group, which constitutes the younger part of the 10 to 24 year old age group known in the advertising industry as "Generation Y", has become the subject of increasing focus among advertisers. It has been estimated that Generation Y represents more than $150 billion in disposable income in the United States annually. We believe that a higher percentage of people in this age group have been introduced to computers at an earlier age than any previous generation.

     Internet advertising is now typically conducted through the use of "click-through" advertising banners, by which users can access more information about an advertised product or service by clicking on the banner. Contracts for banner advertising are typically short-term in nature, and revenues are based upon the number of page views, referred to as user impressions. This makes it difficult to forecast revenues under Internet advertising contracts. We plan to address this uncertainty by entering into long-term "sponsorship" arrangements with advertisers that would call for a fixed fee for a specified time period.

     We recently began receiving advertising-based revenue through 24/7 Media, our advertising partner, and we plan to expand this relationship. These efforts are intended to increase our visibility in the advertising and corporate communities and to help us gain access to those individuals at major corporations with decision-making authority over advertising expenditures. Our advertising revenues from 24/7 Media are generated based on the number of advertising impressions made on the Bess Partner Program traffic and on Searchopolis.

     Current sponsor sales include Nickelodeon, Toshiba and the Office of National Drug Control Policy.

     We are committed to ensure that the advertising offered is appropriate for the education market.

  Marketing

     We advertise and market Bess, Searchopolis and our other services through a variety of activities, including:

     - Trade shows. We have increased our visibility at major educational technology events in 1999, including those held in Atlantic City, Orlando, Austin, Seattle and Baltimore. Management believes that trade shows have historically generated significant sales leads.

     - Print advertising. We will continue to maintain a steady presence in key education technology journals, including eSchool News, Curriculum Administrator and Technology & Learning. We believe that these publications are regularly reviewed nationwide by education administrators responsible for technology budgets and spending decisions.

     - Direct mail. We regularly contact school administrators through direct mail, such as sending product brochures to 13,000 education technology specialists throughout the country.

     - Online marketing. Our Website, www.n2h2.com, provides information about our services, facilitates communication with our current and potential customers and will provide links to Websites of our strategic partners. In addition, we include links to Searchopolis in our Bess filtering services.

     We also market to and generate Searchopolis traffic from customers through:

     - a link located on the tool bar appearing at the bottom of each page viewed through Bess and

     - requests for Web sites which are blocked by Bess return the user directly to Searchopolis.

STRATEGIC RELATIONSHIPS

     We have developed and intend to continue to develop strategic relationships to offer services and products to a larger customer base than can be reached through our direct sales efforts. We have a strategic relationship with Inktomi for the operation of our filtering search technology. Under a Search Engine Services Agreement, Inktomi provides us with search engine services that, combined with our filtering technology and database of categorized Web sites, form the basis of our filtering search technology. This agreement has a three-year term and is terminable only upon a material breach of either party which is not uncured within thirty days or in the event either party becomes insolvent or bankrupt.

     In addition, we also have strategic content and marketing relationships with other companies, including Looksmart, WinStar Communications, Fortres Grand and Netwave Technologies. Our agreements with Looksmart and InfoSpace have been instrumental in assisting us in the assembly and presentation of educational content through Searchopolis. We collaborate with a number of companies, such as WinStar Communications and Fortres Grand Corporation, to make our Internet filtering services available to an expanding customer base through redirect arrangements. In other relationships, we provide filtering and caching services to Internet browsers, such as NetWave's children's browser. Our plans for increasing our corporate and international presence depend on our success in establishing additional strategic relationships.

CUSTOMER SERVICE AND SUPPORT

     We believe our high customer retention rate is evidence of our excellent reputation for customer service. We respond to approximately 1,200 e-mails each school day from our customers through a staff of reviewers dedicated solely to that purpose. While some are from wishful students with requests such as "Please unblock Playboy.com!", most provide useful feedback that helps us refine the accuracy and relevance of our categorization determinations.

COMPETITION

     We face a large number of competitors in the Internet filtering industry. Some of the competing products, including NetNanny, SurfWatch and CyberPatrol, are primarily client-based products that are sold directly to the end user. While we believe that our comprehensive filtering services provide a solution superior to these products, these products have generated significant name recognition among parents and represent a significant competitive force in the residential marketplace.

     In addition, we have competitors that feature proxy server-based filtering solutions using technology similar to ours, such as WebSENSE, Logon Data Corporation's X-Stop and Unified Research Laboratories, Inc.'s I-Gear. We believe, however, that none of these products is backed with the same level of customer support and services as ours and that their filtering is accomplished with less precision than ours.

     Searchopolis, we believe, will represent the first widely available integrated educational Web portal targeting K-12 students, and our alternate fee structures will give schools the choice of paying our recurring subscriber fees or receiving our subscription-based service at reduced rates or without charge in exchange for allowing us to sell sponsorship rights to advertisers. We believe these alternate fee structures should give us a significant competitive advantage. However, a competitor with greater financial and human resources than ours could introduce a competing product to the same market fairly quickly. Accordingly, a significant component of our strategy will be to penetrate this market rapidly, before competing products are able to gain significant market share, name recognition or credibility. In particular, our potential competitors include Web retrieval and other Web portal companies such as Excite, Infoseek, Lycos, Yahoo! and Netscape, as well as Web sites targeted to educational and family-oriented interests such as Disney.com and AOL.com.

INTELLECTUAL PROPERTY

     Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and brands. N2H2 and Bess are registered United States trademarks. We have also applied to register Searchopolis and Virtual Locker as trademarks. These trademark applications may not be granted. In addition, any of our trademarks may be challenged by others or invalidated through administrative process or litigation. None of our technology is patented. Our proprietary search technology is protected by United States trade secret and copyright law. We own and operate the servers that provide our filtering services. We protect our proprietary rights through the use of intellectual property agreements with employees and consultants which cover confidentiality, nondisclosure and assignment of invention matters. Some of our former employees and consultants who may have had access to our proprietary information have not entered into these intellectual property agreements, although we believe that all intellectual property that is material to our business is covered by signed agreements. If we are wrong in this assessment, our business could be seriously harmed.

     Trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy and use our proprietary technology.

REGULATORY AND LEGISLATIVE ISSUES

     As use of the Internet has become more prevalent and various negative issues associated with the Internet have received increasing amounts of publicity, there has been a correspondingly greater amount of governmental attention directed to the Internet in the United States Congress and elsewhere. While various pieces of legislation regulating different aspects of the Internet and Internet-related activity have been proposed, to date there has been no legislation enacted which places any direct and substantial regulatory burden on N2H2. Nonetheless, we anticipate further attempts to regulate Internet-related activity, some of which may impose substantial burdens on our ability to do business.

     We have never been party to a lawsuit regarding users acquiring inappropriate content through our system. Management believes this is unlikely in the future, partly because of the protections provided under Section 509 of the Telecommunications Act of 1996 for organizations that provide filtering tools or employ them. Our customer contracts do not provide for a guaranteed level of filtering performance, and we do not intend to offer guarantees in the future.

     The United States Congress recently enacted the Children's Online Privacy Protection Act of 1998. The principal provisions of the law become effective on the later of (1) April 21, 2000, and (2) the date on which the Federal Trade Commission issues a first ruling on applications for safe harbor treatment under the Act if the Commission does not rule on the first such application by October 21, 1999, but in no case later than April 21, 2001. This act generally:

     - makes it unlawful for an operator of a Web site or online service directed to children under age 13, and any operator that has actual knowledge that it is collecting personal information from such a child, to collect personal information from the child without having obtained verifiable parental consent and

     - prohibits conditioning the participation of a child under age 13 in a game, the offering of a prize or another activity on the child disclosing more personal information than is reasonably necessary to participate in such activity.

     We do not believe that this Act will have a significant impact on our business.

EMPLOYEES

     As of September 30, 1999, we employed 179 full time equivalent staff. As necessary, we supplement our regular employees with temporary and contract personnel.

RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this Form 10-K before purchasing our common stock. Investing in our common stock involves a high degree of risk. The risks described below are not the only ones that we may face. Additional risks that are not yet identified or that we currently think are immaterial may materially adversely affect our business and financial condition in the future. Any of the following risks could seriously harm our business, financial condition and operating results and could result in a complete loss of your investment.

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES.

     We have a limited operating history. Risks and uncertainties inherent in an investment in N2H2 include, but are not limited to the following:

     - we are an Internet company in the early stages of development,

     - our limited history makes evaluation of our prospects difficult,

     - our market is rapidly evolving and highly competitive and

     - we have incurred net losses in each quarter since we incorporated in 1995.

     We incurred net losses of $881,000 for 1997, $2.6 million for 1998 and $7.7 million for 1999. We anticipate that we will continue to incur net losses for the foreseeable future.

WE INTEND TO SUBSTANTIALLY INCREASE OUR OPERATING EXPENSES, AND OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     We intend to incur increased operating expenses before we receive any revenues from these expenses. Increased operating expenses in 2000 and beyond will include:

     - sales and marketing costs, including expanding our direct sales force and further developing our advertising sales force, indirect sales channels and international sales presence,

     - research and development costs, primarily through the hiring of additional engineers and other technical staff,

     - increased depreciation expenses related to installing additional servers in customers' networks,

     - increased depreciation expenses for equipment supporting Searchopolis and Searchopolis communication tools,

     - expanding our customer support and service operations.

     We will need to significantly increase our revenues to achieve and maintain profitability. Although our revenues have grown in recent quarters, we may not be able to continue this growth or achieve or maintain profitability. We may also fail to accurately estimate and assess increased operating expense requirements as we grow. If we fail to achieve and maintain profitability, our future capital raising efforts and planned growth of our business would be seriously harmed.

WE OFFER SCHOOLS ALTERNATE FEE STRUCTURES, AND OUR FUTURE REVENUES FROM THESE FEES ARE UNCERTAIN.

     We have launched a new, untested, advertising based, fee structure. Our alternate fee structure for school customers will reduce or eliminate subscription fees, which have traditionally represented a significant portion of our revenues. We have had limited advertising revenues to date, and we cannot assure you that customers will accept our alternate fee structure. Even if they accept the alternate fee structure, we cannot assure you that we will receive enough advertising revenues to make up for lost subscription fees. At present we do not have any contracts in place directly with advertisers.

     Up to now, we have derived substantially all of our revenues through a combination of subscription and installation fees for our filtering services. Our subscription revenues were $548,000 for 1997, $1.7 million for 1998 and $3.8 million for 1999 and our installation revenues were $570,000 for 1997, $1.4 million for 1998 and $1.85 million for 1999. As a percentage of total revenues, subscription revenues represented 49% for 1997 56% for 1998 and 60% for 1999.

THE MARKET FOR INTERNET ADVERTISING IS UNCERTAIN.

     We expect to obtain a substantial amount of our revenues from Internet advertising for the foreseeable future, but the demand and market acceptance for Internet advertising are uncertain. No accepted standard currently exists to measure the effectiveness of Internet advertising. Standard measurements may need to be developed to support and promote the Internet as a significant advertising medium. Also, a number of different pricing methods are used to sell advertising on the Internet. We cannot predict which of those pricing methods, if any, will emerge as the industry standard. Typically, Internet advertising is conducted through the use of "click-through" advertising banners. Recent studies indicate that click-through rates have declined over the past year. Future revenues and the growth of our business will be seriously harmed if the market for Internet advertising develops more slowly than expected or we are unable to adapt to new forms of Internet advertising.

WE ARE UNABLE TO PREDICT OUR ADVERTISING REVENUES.

     We have received insignificant advertising revenues to date and cannot predict our future advertising revenues. We expect our Internet advertising revenues will fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. If we fail to obtain advertising or sponsorship contracts, or if our contracts are cancelled or renewed at lower rates, our business, financial condition and operating results will be seriously harmed. These factors include:

     - our ability to provide content attractive to our target audiences,

     - the development of our brand,

     - the level of user traffic on Bess and Searchopolis,

     - demand for Internet advertising,

     - the use of Internet advertising blocking software by customers and end users,

     - our ability to attract and retain advertisers,

     - the mix of types of advertising we sell and

     - the timing of initial set-up, engineering or development fees that may be paid in connection with larger advertising arrangements.

ADVERTISING IN SCHOOLS IS CONTROVERSIAL.

     Advertising in schools is controversial and may generate negative publicity toward us and our sponsors. Some parents, teachers and public officials believe that advertisements in schools compromise the integrity of the educational environment. They argue that advertisements distract from learning and that classroom audiences are overly susceptible to marketing and advertising campaigns. We screen the advertisements generated through our contract with 24/7 Media which appear on Bess and Searchopolis in order to limit credit card and other types of advertising which we believe are inappropriate for classrooms. However, there can be no guarantee that we will succeed in preventing access to undesirable advertisements. For example, we cannot screen advertisements contained within Web pages retrieved through Bess or Searchopolis. The appearance of controversial advertisements through our services may diminish sponsors' interest in advertising with N2H2 and may result in significant negative publicity toward us among parents, teachers and students.

     Our alternate fee structure for schools is based upon offering schools the choice between paying our current subscription fees or receiving our services at reduced rates or without charge in exchange for allowing us to display advertisements. It is possible that parents, teachers, students or the public at large will object to Internet advertising. If they do, the resulting negative publicity could limit our ability to offer advertising-based pricing in the future, which would seriously limit the growth of our business and harm our financial condition and results of operations.

OUR EXPANSION INTO THE WEB PORTAL MARKET INVOLVES A NUMBER OF RISKS.

     Our future revenue growth is greatly dependent upon the success and market acceptance of our current development efforts to enhance Searchopolis and our ability to derive advertising or other revenue from Searchopolis. In addition, we plan to market our enhanced version of Searchopolis to our existing and potential filtering service customers. Existing and potential customers may not use Searchopolis for a number of reasons, including an absence of desired capabilities or content or the failure of Searchopolis to be competitive with other Internet searching services. Also, we must overcome significant obstacles in our expansion into the Web portal market, including:

     - competitors such as Yahoo! Inc., America Online, Inc., Netscape Communications Corporation, Lycos, Inc., Excite, Inc., Wired Digital, Inc. (HotBot), Infoseek Corporation and others that have more experience, better name recognition and greater resources,

     - the limited experience of our sales personnel in the Web portal market and

     - our limited experience in obtaining revenues from developing and marketing Internet filtering search technology.

OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE AND MAY BE AFFECTED BY SEASONAL VARIATIONS.

     Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future. Operating results vary depending on a number of factors, many of which are outside our control, including:

     - our educational services customers typically budget and purchase goods and services on a fiscal school year basis beginning in August of each year,

     - user traffic on our school customer systems has historically been lower during the summer and during year end vacation and holiday periods, and advertising revenues may be less during these periods,

     - we typically receive subscription payments in advance of the costs directly associated with delivery of monthly services over the term of the 12 month contract, making it difficult to associate costs with cash flows,

     - quarterly cash flows from subscription payments are difficult to forecast because the sales cycle, from initial evaluation to delivery of the services, varies substantially between customers and

     - as we expand our sales force, professional services personnel and research and development staff, our operating expenses will continue to rise.

     Due to the combination of these and other factors, quarter to quarter comparisons of operating results are not meaningful or indicative of future performance. Further, it is possible that in some future quarter or quarters our operating results will not meet or exceed the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail or are perceived to prevail, either for our business or the market generally, the market price of our common stock would be seriously harmed.

OUR SUCCESS DEPENDS ON CONTINUED MARKET ACCEPTANCE AND OPERATION OF OUR INTERNET FILTERING SERVICES.

     If we are unable to continue to solve our customers' Internet content filtering problems, we will experience diminished revenues and the growth of our business will be impaired. We currently receive, and expect to continue to receive, a substantial portion of our revenues from our Internet filtering services. Our future financial performance will depend, in part, upon the successful development, introduction and customer acceptance of new and enhanced versions of our Internet filtering services. We cannot assure you that we will be successful in upgrading and continuing to sell our Internet filtering services or that any new products or services that we may develop or acquire will achieve market acceptance. Any failure to upgrade our services or products or to maintain our market acceptance could seriously harm our business, financial condition and results of operations.

OUR FILTERING CATEGORIZATIONS ARE SUBJECTIVE, AND WE MAY FAIL TO FILTER ALL POTENTIALLY OBJECTIONABLE CONTENT.

     We may not succeed in sufficiently filtering Internet content to meet our customers' expectations. We rely upon a combination of automated filtering technology and human review to categorize Web site content through our Bess filtering services and on Searchopolis, our filtered Web portal. The total number of Web sites and partial Web sites is growing rapidly. A partial Web site is a graphic image, text or other visual appearing as a part of a full Webscreen display. We rely upon our staff of reviewers to place Internet content into our 32 content categories. We cannot assure you that our filtering technologies will successfully block all potentially objectionable Internet content. Our categorized database also may not contain substantially all of the material available on the Internet fitting into any one of our content categories. In addition, our customers may not agree with our categorization determinations. Our failure to effectively categorize and filter Internet content according to our customers' expectations would generate negative publicity which would impair the growth of our business and our efforts to increase brand awareness.

OUR ABILITY TO MANAGE GROWTH IS UNPROVEN.

     Our growth is likely to continue to place a significant strain on our managerial, operational, financial and other resources. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to:

     - implement additional management information systems,

     - develop further our operating, administrative, financial and accounting systems and controls,

     - hire additional personnel and

     - locate additional office space in the United States and internationally.

WE MAY FAIL TO COMPETE SUCCESSFULLY WITH OTHER PROVIDERS OF INTERNET FILTERING SERVICES.

     The market for our services and products is intensely competitive and rapidly changing. Many of our competitors are larger and have substantially greater resources than us. Our primary competition comes from keyword, Universal Resource Locator and packet filtering software applications. These products are significantly less expensive than our filtering services and can often be downloaded for free over the Internet.

     We compete directly with a number of Internet content management firms, including publishers and distributors of traditional media and general purpose consumer online services such as America Online and Microsoft Network. Although we believe the Internet provides opportunities for more than one provider of content filtering services similar to ours, one or more of our competitors may eventually dominate the sector. Further, we have only recently begun to provide these services, and competitors' products and services may achieve greater market acceptance than ours.

     We also compete for users and advertisers with virtually all Web sites. Our competitors for users and advertisers include:

     - Web retrieval and other Web portal companies, such as Excite, Infoseek, Lycos, Yahoo! and Netscape and

     - Web sites such as Disney.com, AOL.com and others that provide education and family oriented content.

     We also compete with television, radio, cable and print media for a share of total advertising budgets.

     Increased competition could result in price reductions, reduced profitability, or loss of market share, any of which would seriously harm our business, financial condition and results of operations.

WE WILL NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

     We depend on strategic relationships to offer services and products to a larger customer base than can be reached through our direct sales efforts. We have a strategic relationship with Inktomi for operating our filtering search technology. We also have other strategic content and marketing relationships with companies, including Looksmart Ltd., WinStar Communications, Inc., Fortres Grand Corporation and Netwave Technologies, Inc. Our plans for developing our international business rely on additional strategic relationships. We cannot assure you that we will be able to maintain and expand our strategic relationships or enter into new strategic relationships or that these new relationships will be on commercially reasonable terms.

     If we are unable to maintain and expand our existing strategic relationships or enter into new strategic relationships, we will need to use substantially more resources to develop, distribute, sell and market our services and products than planned. We would also lose the customer introductions and co-marketing benefits that we anticipate from such strategic relationships. Our success will depend both on the success of the other parties to these relationships and on their ability to market our services and products successfully. Most of these companies have multiple strategic relationships, and we cannot assure you that they will regard their relationships with us as significant for their own businesses. If any of these firms fail to effectively promote our services or products, our business, financial condition and results of operations will be seriously harmed through decreased growth opportunities.

WE ARE DEPENDENT ON KEY INDIVIDUALS WHO MAY BE SUBJECT TO CONFLICTING DEMANDS.

     Our success depends on the performance of our senior management, including Peter H. Nickerson, our President, Chief Executive Officer and Chairman of the Board, David Arnold, Vice President and Chief Operating Officer, John Duncan, Vice President and Chief Financial Officer and Kevin E. Fink, our Chief Technology Officer. We have entered into employment agreements with members of senior management of various terms. Mr. Nickerson is also a principal of Nickerson & Associates, an econometric and data management consulting company, and he performs consulting services for that firm that could impose conflicting demands on his time.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED AND EXPERIENCED EMPLOYEES.

     We face a significant risk from a loss of any member of our senior management team or any key employee, particularly if they join or form a competitor. These risks relate mainly to:

     - the loss of such individual's skills and talent,

     - the resulting loss of existing or potential customers or

     - the unauthorized disclosure or use of our technical knowledge, practices, procedures or customer lists.

     Loss of a key employee could seriously harm our business, financial condition and results of operations. We cannot assure you that in such an event we would be able to recruit personnel to replace our senior management in a timely manner and on acceptable terms.

     We expect there will continue to be competition for experienced engineering, sales and consulting personnel, particularly in the Internet market. Many of the companies we compete against for experienced personnel have greater resources than us. Competition in the Seattle area for these personnel is particularly intense, and we cannot assure you that we will be successful in attracting and retaining qualified personnel. As a result, our growth could be limited due to our lack of capacity to provide our services. We could also experience deterioration in service levels or decreased customer satisfaction. Either of these occurrences would seriously harm our business, financial condition and results of operations through increased costs of doing business and decreased demand for our services.

EXPANDING OUR INTERNATIONAL OPERATIONS EXPOSES US TO A NUMBER OF RISKS.

     We currently have very limited international operations. Our installation and subscription revenues from customers outside the United States, primarily in the United Kingdom and Canada, represented approximately $84,000 in the fiscal year ended September 30, 1998, and $158,125 for the year ended September 30, 1999. As a key component of our business strategy, we intend to expand our international sales and support operations, and for that purpose we hired a European operations director in June 1999 and created N2H2

Limited, a wholly-owned subsidiary formed under the laws of the United Kingdom, in August 1999. Our ability to expand our international operations is subject to a number of risks, including:

     - our ability to customize services for local markets and foreign languages,

     - laws and business practices favoring local competitors,

     - our dependence on local staff and vendors,

     - compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations,

     - longer sales cycles,

     - possible delays or greater difficulty in accounts receivable collection,

     - import and export restrictions and tariffs and

     - uncertainties regarding transactions in foreign currencies.

     Currently, we do not engage in or intend to engage in hedging. If we are unable to successfully manage the risks associated with our international operations, our international sales growth will be limited and our results of operations will be seriously harmed.

OUR SERVICES MAY HAVE LIMITED INTEROPERABILITY AND MAY NOT KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES.

     We may fail to develop filtering services compatible with future operating systems, and we may not keep pace with technological advances. Our Internet services are designed to operate with a variety of hardware and software used by our customers. Our school customers may use older operating systems, however, requiring us to maintain multiple service platforms at increased cost to us. In addition, we must continuously modify and enhance our services to keep pace with changes in hardware, software, communication, browser and database technology. Uncertainties about the timing and nature of vendors' new product announcements or their introduction or modification of operating systems would require increased research and development expenses. The failure of our services to operate effectively across existing and future versions of hardware and software used by customers would limit or reduce the market for our services, result in customer dissatisfaction and seriously harm our business, financial condition and results of operations.

WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY.

     We may fail to adequately protect our intellectual property and proprietary technology. Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and brands. N2H2 and Bess are registered United States trademarks. We have also applied to register Searchopolis and Virtual Locker as trademarks. These trademark applications may not be granted. In addition, any of our trademarks may be challenged by others or invalidated through administrative process or litigation. None of our technology is patented. Our proprietary search technology is protected by United States trade secret and copyright laws. We own and operate the servers that provide our filtering services. We protect our proprietary rights through the use of intellectual property agreements with employees and consultants covering confidentiality, nondisclosure and assignment of invention matters. Some of our former employees and consultants who may have had access to our proprietary information have not entered into these intellectual property agreements, although we believe that all intellectual property that is material to our business is covered by signed agreements. If we are wrong in this assessment, former employees could use our proprietary technology without our having an effective remedy, and our business would be seriously damaged.

WE ARE SUBJECT TO RISKS OF INFRINGEMENT.

     Trademark, copyright and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. Despite our efforts to protect our proprietary rights, unauthorized parties may obtain, copy and use our proprietary technology. We expect that it will become more difficult to monitor use of our services as we increase our international presence. We cannot assure you that our means of protecting our proprietary technology and brands will be adequate or that our competitors will not independently develop similar technology.

WE ARE INVOLVED IN INTELLECTUAL PROPERTY DISPUTES AND CANNOT PREDICT THE LIKELIHOOD OR IMPACT OF AN UNFAVORABLE OUTCOME.

     We are a defendant in a lawsuit filed in California. The lawsuit, filed by Spyglass, Inc. in June 1999, alleges patent infringement claims. We expect that as competition in the market for Internet filtering increases and as the number of patents continues to increase, the potential for intellectual property claims against us will also increase. Prolonged litigation against us concerning alleged infringement would likely result in significant expense to us and divert the efforts of our management and development personnel, even if we are successful in that litigation. In the event of an adverse result, we could be required to do one or more of the following:

     - pay substantial damages, including treble damages,

     - permanently cease use of any infringing technology,

     - obtain a license for the technology or expend significant resources to develop noninfringing technology and

     - attempt to redesign our filtering services to avoid the infringement or to develop noninfringing technology.

     Any limitation on our ability to market our services or products or any incurrence of substantial costs and delays associated with redesigning our services or products would seriously harm our business, financial condition and results of operations.

THE YEAR 2000 MAY RESULT IN UNEXPECTED COMPUTER PROBLEMS.

     We may face exposure and risk if the systems on which we depend to conduct our operations are not year 2000 compliant. The principal year 2000 risks we face include:

     - a failure of the systems we use to run our business,

     - a failure of systems and products used by our vendors or

     - an extensive breakdown of the Internet and related loss of Internet traffic due to telecommunications, energy or other infrastructure failure.

     A failure in any of these areas could temporarily shut down our operations and seriously harm our business.

OUR SERVICES CREATE RISKS OF POTENTIAL NEGATIVE PUBLICITY AND LEGAL LIABILITY.

     Because customers rely on our services for providing a content safe Internet environment, any significant defects or errors in our services or products may result in negative publicity or legal claims. This negative publicity or any of these legal claims could seriously harm our business, financial condition and results of operations. In addition, our ability to maintain a log of Internet data retrieval requests and the workstations from which they originated may result in negative publicity or claims based on potential privacy violations. Although our agreements with customers typically contain provisions designed to limit our exposure to potential legal liability, these limitation of liability provisions may not be completely effective. We have not experienced any liability claims to date, but we cannot assure you that we will not face this type of claim in the future. We maintain errors and omissions insurance, but we cannot assure you that this insurance coverage will adequately cover us for any claims.

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS.

     Our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process user requests. Such events could be very expensive to remedy and could damage our reputation, discouraging existing and potential customers from using our services. In the past we have experienced unsuccessful attempts at electronic break-ins but we may experience break-ins in the future. Any such events could substantially harm our business, financial condition and results of operations.

     In August 1998, we entered into an Internet hosting agreement with Exodus Communications, Inc., which will maintain some of our servers through August 1999, with automatic one year renewals. Our operations depend on Exodus's ability to protect our systems against damage from fire, earthquake, power loss, flood, telecommunications failures, vandalism and other malicious acts and similar unexpected adverse events. Any major disruption in our services could diminish revenues, decrease customer and user confidence in our services and stunt the growth of our business.

WE MAY NOT BE ABLE TO DISTRIBUTE OUR SERVICES ABROAD DUE TO UNITED STATES EXPORT LAWS.

     The encryption technology contained in our services and products is subject to United States export controls. Such export controls limit our ability to distribute certain encrypted services and products outside of the United States. While we take precautions against unlawful exportation, such exportation inadvertently may have occurred in the past or may occur from time to time in the future, subjecting us to potential liability. Future legislation or regulation may further limit the use of encryption technology that we can include in our services and products. In addition, foreign governments have import and domestic use laws and regulations that restrict the types of permitted encryption software distributed in their countries. Such regulations could alter the design, production, distribution and use of our services and products.

THE FUTURE ROLE OF THE INTERNET IN EDUCATION IS UNCERTAIN.

     The success of our services and products will depend, in large part, on the continued broad use and acceptance of the Internet as a source of information. Schools, teachers and parents may cease to consider the Internet a viable research tool due to concerns over the potential exposure of students to unsuitable material, even with filtering services such as ours, or because of inadequate development of telecommunications and networking systems. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Cutbacks in technology funding could also limit use of the Internet in schools. If the necessary Internet infrastructure and complementary products are not developed on a timely basis, or if school use of the Internet experiences a significant decline, we may not be successful in growing our business and our financial condition and results of operations would be seriously harmed.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET.

     Currently, few laws or regulations specifically govern communications or commerce on the Internet. Laws and regulations may be adopted in the future regarding user privacy, pricing and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

WE MAY BE SUED FOR INFORMATION RETRIEVED FROM THE WEB.

     We may be subject to claims relating to information available on our Web site. These types of claims have been brought, sometimes successfully, against online services. We could also be subject to claims based upon the content that is accessible from our Web sites through links to other Web sites or through content and materials that may be posted by members in chat rooms or bulletin boards. We also offer e-mail services, which may subject us to liabilities resulting from unsolicited e-mail, lost or misdirected messages, illegal or fraudulent use of e-mail or interruptions or delays in e-mail service. Our general commercial liability insurance may not adequately protect us against these types of potential claims.

OUR STOCK PRICE WILL BE VOLATILE.

     The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to:

     - quarterly variations in operating results,

     - announcements of technological innovations or new services or products by us or our competitors,

     - changes in financial estimates by securities analysts,

     - our failure to meet or exceed analyst estimates and

     - other events or factors, many of which are beyond our control.

     In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many Internet companies and that often have been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded technology companies have current market prices below their initial public offering price. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, following periods of volatility in the marketplace for a company's securities, securities class action litigation often has been instituted. We would incur substantial costs and a diversion of management attention and resources resulting from such litigation, which would seriously harm our business, financial condition and results of operations.

OUR OFFICERS, DIRECTORS AND SIGNIFICANT SHAREHOLDERS HAVE VOTING CONTROL.

     As of September 30, 1999 59.8% of our outstanding common stock will be beneficially owned by our directors, executive officers and each person or group that we know owns more than 5% of our common stock, together with the individuals or entities affiliated with them, assuming no exercise of outstanding warrants or stock options. These shareholders, if acting together, are able to control substantially all matters requiring approval by our shareholders, including the election of all directors and approval of significant corporate transactions.

OUR FUTURE CAPITAL NEEDS ARE UNCERTAIN.

     We may experience a material decrease in liquidity due to increased operating expenses, unforeseen capital requirements or other events and uncertainties. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. Further, if we issue additional equity securities, shareholders may experience dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business and results of operations.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS.

     Some provisions of our restated articles of incorporation and amended bylaws, as well as provisions of Washington law, make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

SUBSTANTIAL SALES OF SHARES MAY IMPACT THE MARKET PRICE OF OUR COMMON STOCK.

     Sales of a substantial number of shares of common stock could cause the market price of our common stock to fall. Such sales could make it more difficult for us to raise capital through the sale of additional equity securities. Most of our shareholders, option holders and warrant holders are limited by lock-up agreements restricting their ability to sell their N2H2 common stock. They cannot sell or otherwise dispose of shares of our common stock until January 26, 2000 without the written consent of CIBC World Markets Corp. 15,460,965 shares may be eligible for sale when the lock-up agreements expire.

WE DO NOT INTEND TO PAY DIVIDENDS.

     We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2. PROPERTIES.

     Our principal place of business is located in Seattle, Washington, where we currently lease approximately 21,000 square feet of office space. Beginning December 1, 1999 we increased our total leased space to approximately 30,000 square feet at the same location. Our principal lease expires in April 30, 2005 and includes during the term a right of first refusal on an additional approximately 11,000 square feet of space at market rates. We are leasing approximately 12,000 additional square feet on a month-to-month basis. Given our anticipated growth, we may need to find suitable space in addition to the increased space available under the right of first refusal, but we believe space will be available as needed on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS.

     The Company remains a defendant in the lawsuit described in its registration statement filed on Form S-1 (File No. 333-78495) relating to Spyglass, Inc.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     Our Common Stock is traded on the Nasdaq National Market under the symbol "NTWO." The following table sets forth the high and low closing prices as reported by Nasdaq for the Common Stock of the Company since the initial public offering for the quarters ended as follows. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                              HIGH     LOW
                                                              ----    -----
FISCAL 1999
Fourth Quarter of 1999 -- July 30, 1999 through September
30, 1999....................................................  13.5    7.125

     The effective date of our first registration statement, filed on Form S-1 under the Securities Act of 1993, as amended was July 29, 1999 (the "Registration Statement"). The class of securities registered was Common Stock. The offering commenced on July 30, 1999 and all securities were sold in the offering.

     During the fourth quarter of 1999, we began using proceeds from the initial public offering. To date, offering proceeds have been used for working capital and other general corporate purposes.

     The remaining net proceeds have been invested in cash equivalents and short-term securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

     As of September 30, 1999, there were approximately 200 registered holders of the Company's Common Stock which number does not include the number of shareholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder. We believe that we have over 3,500 shareholders.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of its business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     This section presents selected historical financial data of N2H2. You should read carefully the financial statements included in this Form 10-K, including the notes to the consolidated financial statements. The selected data in this section is not intended to replace the financial statements.

     We derived the statement of operations data for the fiscal years ended September 30, 1996, 1997, 1998 and 1999 and balance sheet data as of September 30, 1996, 1997, 1998 and 1999, from the audited financial statements in this Form 10-K. The selected balance sheet data found below for us as of September 30, 1996 is derived from our audited financial statements not included herein. Those financial statements were audited by PricewaterhouseCoopers LLP, independent accountants. The historical results are not necessarily indicative of results to be expected for any future period. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more complete discussion and analysis of the selected financial data presented below.

                                                        FISCAL YEAR ENDED SEPTEMBER 30,
                                               -------------------------------------------------
                                                 1996         1997         1998          1999
                                               ---------    ---------    ---------    ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $     108    $   1,118    $   3,078    $    6,357
Cost of revenue..............................         78          236          963         2,325
                                               ---------    ---------    ---------    ----------
Gross profit.................................         30          882        2,115         4,032
Operating expenses:
  Sales and marketing........................        263          505        1,466         3,460
  Research and development...................         91          271          328         2,101
  General and administrative.................        493          868        2,631         6,340
                                               ---------    ---------    ---------    ----------
          Total operating expenses...........        847        1,644        4,425        11,901
                                               ---------    ---------    ---------    ----------
Operating loss...............................       (817)        (762)      (2,310)       (7,869)
Interest income (expense), net...............        (10)        (119)        (287)          148
                                               ---------    ---------    ---------    ----------
Net loss.....................................  $    (827)   $    (881)   $  (2,597)   $   (7,721)
                                               =========    =========    =========    ==========
Basic and diluted net loss per share.........  $   (0.11)   $   (0.10)   $   (0.30)   $    (0.57)
                                               =========    =========    =========    ==========
Basic and diluted weighted average shares
  outstanding(1).............................  7,317,000    8,390,000    8,687,000    13,620,000

                                                                   SEPTEMBER 30,
                                                       --------------------------------------
                                                       1996      1997       1998       1999
                                                       -----    -------    -------    -------
                                                               (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash.................................................  $ 128    $    71    $   121    $ 7,743
Working capital (deficit)............................     27       (829)    (2,234)    33,447
Property and equipment, net..........................    163        453      1,271      3,990
Total assets.........................................    400        784      1,848     67,556
Long-term obligations, excluding current
  portion(2).........................................    544        826      1,942      1,255
Total shareholders' equity (deficit).................   (352)    (1,201)    (2,904)    61,498

-------------------------
(1) See Note 12 of the Notes to Financial Statements for an explanation of the determination of the number of shares used in computing the share data.

(2) Includes capital lease obligations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     You should read this section together with the financial statements and other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements. Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

OVERVIEW

     N2H2 is a leading Internet infrastructure company. We provide content categorization of Internet Web sites, filtering of Internet content, and caching services. Our services enable our customers to limit access to the Internet by allowing them to select their own filter criteria from our 32 areas of categorized Internet content. Our categories range from pornography, hate and bomb construction to gambling and games. Our filtering solutions require minimal customer effort for installation and maintenance. In addition, our proxy-server based system updates our clients' filtering criteria on a daily basis to reflect the continual addition or modification of new or existing Websites on the Internet.

     We introduced Searchopolis, our education oriented Internet portal, in October 1998. We created Searchopolis to maximize the educational capabilities of the Internet for students, teachers, parents and administrators by aggregating Internet based educational content in one place. Searchopolis was designed to work in conjunction with our award winning filtering search technology and is available at www.searchopolis.com to any Internet user who wants access to a safe, educationally oriented Internet portal.

     We were incorporated in June 1995 and introduced the industry's first proxy server based Internet filter in September 1995. As of September 30, 1999, we had accomplished the following:

     - provided filtering service to approximately 8.5 million users in approximately 8,750 schools in the United States and Canada.

     - individually reviewed over 3.6 million Web sites and partial Web sites,

     - created a database of 32 categories of Internet content that can be selected for filtering by our customers,

     - had users access approximately one billion Web pages through our services in the Quarter ending September 30, 1999,

     - installed and shipped approximately 850 Internet proxy servers in the United States, Canada, Australia, United Kingdom, Germany, Chile, Mexico, India and Bermuda,

     - introduced our education portal, Searchopolis.com,

     - provided our services to approximately 200,000 homes through approximately 210 Internet service providers,

     - entered into strategic corporate relationships with Inktomi, Looksmart and others and

     - grown to 179 full time equivalent staff.

     Since inception, we have derived substantially all of our revenues through a combination of subscription and installation fees from our Internet services. Customers pay a one-time installation fee and enter into a subscription contract, which is typically 12 months in duration. We recognize installation revenues upon installation of our servers and subscription revenues on a straight line basis over the life of the subscription contract term.

     We recently began to offer alternate fee structures to our school customers that give them the choice of paying our recurring subscription fees or receiving our filtering services at reduced rates or without charge in exchange for allowing us to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. To the extent our customers do choose to accept advertising from our sponsors, we will lose some or all of our subscription and installation revenues from those customers. Our customers may not accept our alternate fee structures, and the impact on our revenues is unpredictable.

     We are expanding our services to education and other markets with Searchopolis. We expect Searchopolis to generate additional advertising revenues as well from offering specialized communication features including access-controlled, filtered e-mail, an easy-to-use calendar, Virtual Locker, access to monitored chat rooms and various teacher tools including GradeChecker.

     In the year ending September 30, 1999 we derived $752,000 in advertising revenues from indirect sales of advertisements by our advertising partner, 24/7 Media, Inc. In the future, we expect to obtain a greater proportion of our revenues from the direct and indirect sale of Internet advertising. We expect that these sales will be made to companies that advertise their products and services over the Internet to our target market of K-12 students. We currently offer advertisers various sizes and types of advertising on Bess and Searchopolis through 24/7 Media. In the future, we expect to offer additional advertising as part of our marketing of our advanced communication tools. We recognize advertising revenues in the period that the advertisement is displayed. We intend to continue to increase the number and scope of our relationships with advertising partners, such as 24/7 Media, as well as to significantly increase the size of our internal advertising sales organization.

     We have a limited operating history and our prospects are subject to the risks, expenses and difficulties encountered by companies in the new and rapidly evolving Internet market. We have incurred significant net losses and negative cash flows from operations since inception and, as of September 30, 1999, had incurred operating losses of approximately $12 million from such time. These losses have been funded primarily through the issuance of common stock and debt. We intend to continue to invest heavily in sales and marketing, technology and our operating infrastructure. As a result, we expect to incur substantial net losses for the foreseeable future. Relatively low inflation rates over the past three years have had an immaterial impact on our revenues and costs; neither our prices nor those of our principal suppliers have changed significantly over the past three years.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful. You should not rely upon this information as an indication of future performance.

     Revenues. We generate our revenues from installation, subscription and advertising fees. Our increasing revenues over the period to period comparisons which follow have been due primarily to increased sales volume. While installation revenues have been historically higher in the summer months, future installation revenues may be lower as schools adopt advertising based filtering. In addition, we expect advertising revenues to be negatively affected by the reduction of Internet use by schools and K-12 students during the summer months. User traffic on our school customer systems has historically been lower during the summer and during year-end vacation and holiday periods, and advertising revenues will likely be less during these periods.

     Cost of revenues. Cost of revenues consists of the costs of Website review, depreciation of servers which we own and are installed at customer locations, technical installation and support and telecommunications costs. Since April 1999, we have included search processing and hosting fees as cost of revenues in recognition of advertising revenues received. These costs consist of expenses incurred with outside providers of search engine and Web hosting services, including Inktomi and Exodus. We expect that our costs of revenues will vary from period to period and may increase as a percentage of revenues in future quarters as we expand our operations and offer alternate fee structures to our school customers. Expanding our operations will also entail additional customer support personnel and Web site review costs. We anticipate that our alternate fee structures will increase Searchopolis traffic and require us to incur additional search processing and hosting costs.

     Sales and marketing. Sales expenses consist primarily of salaries, commissions and bonuses. Marketing expenses consist primarily of salaries, marketing brochures, trade shows, direct mailing programs, advertising, public relations and travel. We believe that a significant increase in sales and marketing efforts is essential for us to continue to improve our market position. We anticipate that these increased sales and marketing efforts would be carried out over the next two to three years.

     Research and development. Research and development expenses consist primarily of salaries and benefits for software developers, consulting fees, facilities costs and equipment depreciation. In the development of new products and enhancement of existing products, the technological feasibility of the service is not established until substantially all product development is complete. Accordingly, development costs and all costs related to internal research and development have been expensed as incurred. We expect to continue the hiring of additional engineers and other technical staff. Increased research and development expenditures may be directed towards development of enhancements of our filtering technologies, communications tools for Searchopolis and other future service enhancements not presently defined.

     General and administrative. General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resources and administrative personnel, third party professional service fees and allocation of our facilities and depreciation expenses. We expect to incur additional costs related to managing the financial, legal and administrative aspects of our business. We also expect general and administrative expenses to increase in the future, reflecting growth in our operations and the costs associated with being a public company.

     Income Taxes. Prior to May 1999 we were an S corporation for federal income tax purposes, and effective May 11, 1999, became a C corporation. As a C corporation, we are subject to income tax at the corporate level to the extent we have generated net income. Any operating losses we incur will result in net operating loss carryforwards available to offset future taxable income. A full valuation allowance has currently been recorded against any deferred tax assets available to us for use in future periods because realization of these assets is primarily dependent on generating taxable net income in the future. We do not believe that the change to C corporation status will have a material impact on our financial position, results of operations or liquidity in future periods.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

     Revenues. Our revenues increased by $3.28 million, or 107%, to $6.36 million for the fiscal year ended September 30, 1999, from $3.1 million for the fiscal year ended September 30, 1998. Installation and subscription revenues accounted for 88% of the revenues for the fiscal year ended September 30, 1999. Installation revenues increased $450,000, or 32%, to $1.85 million for the fiscal year ended September 30, 1999, from $1.4 million for the fiscal year ended September 30, 1998. Installation revenues accounted for 29% of total revenues for the fiscal year ended September 30, 1999, compared to 45% for the fiscal year ended September 30, 1998. Subscription revenues increased by $2.1 million, or 124%, to $3.8 million for the fiscal year ended September 30, 1999, from $1.7 million for the fiscal year ended September 30, 1998. Subscription revenues as a percentage of total revenues increased to 59% for the fiscal year ended September 30, 1999, compared to 55% for the fiscal year ended September 30, 1998. Subscription revenues increased at a higher rate than installation revenues primarily due to renewals of subscription contracts by existing customers. Advertising revenues increased to $752,000 for the year ended September 30, 1999.

     Cost of revenues. Cost of revenues increased by $1.36 million, or 142%, to $2.33 million for the fiscal year ended September 30, 1999, from $963,000 for the fiscal year ended September 30, 1998. Cost of revenues as a percentage of total revenues increased to 37% for the fiscal year ended September 30, 1999, compared to 31% for the fiscal year ended September 30, 1998.

     Sales and marketing. Sales and marketing expenses increased by $1.99 million, or 136%, to $3.46 million for the fiscal year ended September 30, 1999, from $1.47 million for the fiscal year ended September 30, 1998. This increase was primarily due to the hiring of additional sales and marketing personnel. Sales and marketing expenses represented 55% of our total revenues for the fiscal year ended September 30, 1999 and 48% of our total revenues for the fiscal year ended September 30, 1998.

     Research and development. Research and development expenses increased by $1.77 million or 541%, to $2.10 million for the fiscal year ended September 30, 1999, from $328,000 for the fiscal year ended September 30, 1998. This increase was primarily due to an increase in the number of software developers and technical personnel supporting development of our filtering and Searchopolis services. Our research and development expenses as a percentage of revenues increased to 33% for the fiscal year ended September 30, 1999, from 11% for the fiscal year ended September 30, 1998. This increase was due primarily to increased spending on software developers.

     General and administrative. General and administrative expenses increased by $3.71 million or 141%, to $6.34 million for the fiscal year ended September 30, 1999, from $2.63 million for the fiscal year ended September 30, 1998. This increase was primarily due to the addition of personnel to support the growth of our business and non-cash deferred stock compensation costs in the amount of $762,000 associated with warrants and options granted during the period. General and administrative expenses as a percentage of revenues increased to 100% in the fiscal year ended September 30, 1999, from 86% in the fiscal year ended September 30, 1998. We expect that our general and administrative expenses will continue to increase in amount in the future as we continue to build our administrative staff and operating infrastructure.

FISCAL YEAR ENDED SEPTEMBER 30, 1998 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1997

     Revenues. Our revenues increased by $2.0 million, or 175%, to $3.1 million for the fiscal year ended September 30, 1998, from $1.12 million for the fiscal year ended September 30, 1997. Installation and subscription revenues accounted for substantially all the revenues for the fiscal year ended September 30, 1998. Installation revenues increased $784,000, or 138%, to $1.4 million for the fiscal year ended September 30, 1998, from $570,000 for the fiscal year ended September 30, 1997. Installation revenues accounted for 44% of total revenues for the fiscal year ended September 30, 1998, compared to 51% for the fiscal year ended September 30, 1997. The increase in installation revenues was due primarily to sales to new customers. Subscription revenues increased by $1.2 million, or 215%, to $1.7 million for the fiscal year ended September 30, 1998, from $548,000 for the fiscal year ended September 30, 1997. Subscription revenues as a percentage of total revenues increased to 56% for the fiscal year ended September 30, 1998, compared to 49% for the fiscal year ended September 30, 1997. Subscription revenues increased at a higher rate than installation revenues primarily due to renewals of subscription contracts by existing customers.

     Cost of revenues. Cost of revenues increased by $727,000, or 308%, to $963,000 for the fiscal year ended September 30, 1998, from $236,000 for the fiscal year ended September 30, 1997. Cost of revenues as a percentage of total revenues increased to 31% for the fiscal year ended September 30, 1998, compared to 21% for the fiscal year ended September 30, 1997. The increase was due primarily to increases in customer support personnel costs.

     Sales and marketing. Sales and marketing expenses increased by $961,000, or 190%, to $1.47 million for the fiscal year ended September 30, 1998, from $505,000 for the fiscal year ended September 30, 1997. This increase was primarily due to the hiring of additional sales and marketing personnel. Sales and marketing expenses represented 48% of our total revenues for the fiscal year ended September 30, 1998 and 45% of our total revenues for the fiscal year ended September 30, 1997.

     Research and development. Research and development expenses increased by $57,000 or 21%, to $328,000 for the fiscal year ended September 30, 1998, from $271,000 for the fiscal year ended September 30, 1997. This increase was primarily due to an increase in the number of software developers and technical personnel supporting development of our filtering and Searchopolis services. Our research and development expenses as a percentage of revenues decreased to 11% for the fiscal year ended September 30, 1998, from 24% for the fiscal year ended September 30, 1997. This decrease was due primarily to increased revenues.

     General and administrative. General and administrative expenses increased by $1.76 million, or 203%, to $2.63 million for the fiscal year ended September 30, 1998, from $868,000 for the fiscal year ended September 30, 1997. This increase was primarily due to the addition of personnel to support the growth of our business and non-cash deferred stock compensation costs in the amount of $819,000 associated with warrants and options granted during the period. General and administrative expenses as a percentage of revenues increased to 86% in the fiscal year ended September 30, 1998, from 78% in the fiscal year ended September 30, 1997. We expect that our general and administrative expenses will continue to increase in amount in the future as we continue to build our administrative staff and operating infrastructure.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through private sales of equity securities, the use of short-term and long-term debt and capital leases. As of September 30, 1999, we had cash and cash equivalents of $7.7 million, and short term investments of $27.9 million.

     Our operating activities resulted in net cash outflows of $427,000 in 1997 and a net cash inflow of $286,000 in 1998. For the year ended September 30, 1999, our operating activities resulted in a net cash outflow of $5.99 million. The operating cash outflow in 1997 resulted from net operating losses and increases in accounts receivable due to increased sales. The operating cash inflow in 1998 resulted primarily from increases in prepayment of subscription fees, accounts payable and accrued liabilities. The operating cash outflow in 1999 resulted from net operating losses, increases in accounts receivable and prepaid expenses and other assets.

     Capital expenditures, excluding those under capital leases, totaled $230,000 and $383,000 in 1997 and 1998 and $2.24 million in 1999. We anticipate that we will continue to experience an increase in capital expenditures consistent with our anticipated growth in installations of new proxy servers and purchases of equipment in support of our increasing operations, administrative infrastructure and personnel.

     Investment activities resulted in a cash outflow of $54.9 million in 1999. This was the result of investing the proceeds of the Company's initial public offering.

     Our financing activities provided $600,000 in 1997 and $147,000 in 1998 and $68.5 million in 1999. For 1997, cash provided by financing activities consisted primarily of $631,000 in proceeds from long-term borrowings, reduced by $31,000 in payments on capital lease obligations. For 1998, cash provided by financing activities consisted primarily of $210,000 in proceeds from long-term borrowings, reduced by $63,000 in payments on capital lease obligations and repayments of notes payable. For 1999, cash provided by financing activities consisted primarily of $69.2 million received in connection with the sale of common stock and warrants including our initial public offering of Common Stock and $2.0 million in proceeds from long-term debt borrowings, less $1.1 million of payments under capital lease obligations and $1.8 million of repayments on notes payable.

     On April 30, 1999, we entered into a term loan and revolving line of credit agreement with Imperial Bank. The term loan is collateralized by a first priority claim against all of our unpledged assets. The term loan provides for maximum borrowings of $2.0 million if specified conditions are met. The revolving line of credit provides for draws of 80% of accounts receivable assigned as security up to a maximum short-term borrowing of $2.0 million if specified conditions are met. As of September 30, 1999, the amount available for borrowing under the term loan and revolving line of credit totaled $1.8 million. Advances on the term loan bear interest on the outstanding daily balance at N2H2's election at the rate of either (a) 1.0% above the prime rate as announced by Imperial Bank or (b) at a rate equal to the LIBOR plus 400 basis points. Advances on the revolving line of credit bear interest on the outstanding daily balance at a rate of 0.5% above the prime rate as announced by Imperial Bank.

     We intend to substantially increase our operating expenses in 2000 and beyond as we:

     - enter new markets with our services and further develop our sales channels and international sales presence,

     - expand implementation of Searchopolis with new communication tools and incur increased depreciation costs for equipment supporting Searchopolis,

     - incur increased depreciation expenses related to installing additional servers in customer networks,

     - hire additional software development, sales and marketing, and general and administrative personnel,

     - expand our customer support and service operations.

     These increased operating expenses, together with capital expenditures related to filtering servers and enhancement of Searchopolis, will consume a significant amount of our cash resources, including a portion of the net proceeds of this offering. We believe that our cash and short term investments on hand, together with cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The sale of additional equity or convertible debt securities would result in additional dilution to our shareholders. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. See "Risk Factors -- Our Future Capital Needs Are Uncertain" for a description of risks associated with a decrease in liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use. We adopted this statement in 1999 and, accordingly, we capitalized $485,000 in costs associated with obtaining software for internal use.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not use derivative instruments, therefore the adoption of this statement is not expected to have any effect on the Company's results of operations or its financial position.

     In December 1999, SEC Staff Accounting Bulletin: No 101 -- Revenue Recognition in Financial Statements (SAB 101), was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. We are currently reviewing the requirements of SAB 101 and assessing the impact on the financial statements.

THE YEAR 2000

     Background of year 2000 issues. Many currently installed computer systems and software products are unable to distinguish between 20th century dates and 21st century dates because such systems were developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with "year 2000" requirements.

     Our internal systems. Our business is dependent on the operation of numerous systems that could potentially be affected by year 2000 related problems. Those systems include, among others, hardware and software systems used by us to deliver products and services to our customers, communications networks such as the Internet and private intranets, the internal systems of our customers and suppliers, software portions of products licensed to customers, the hardware and software systems used internally by us in the management of our business and non-information technology systems and services used by us in the management of our business, such as power, telephone systems and building systems.

     Our network is critical to providing top quality, reliable service to our customers. Our goal is to maintain this quality and provide uninterrupted service through the turn of the century. Our year 2000 program is enterprise-wide and is focused on the following interrelated categories, which include both software and hardware critical to maintaining uninterrupted service to our customers:

     - our own computer networks and proxy server equipment,

     - applications, products and services we have developed,

     - external interfaces of our networks and applications,

     - our customers' information technology platforms that support our applications,

     - other information and computer systems which are essential to conduct business but that do not affect our ability to provide services and products to customers and

     - our non-information technology infrastructure.

     Our readiness. The key milestones to our year 2000 program have been internal and external assessment, testing and repair. We have completed both our internal and external year 2000 compliance assessment.

     We believe that we have identified and reviewed the internally and externally developed software that supports the development and delivery of our services and products or is necessary to maintain our administration, sales and accounting functions. We have completed our assessment of this software and have made the changes we consider necessary.

     Costs of addressing year 2000 compliance. To date, we have spent an immaterial amount on year 2000 compliance. We do not believe the cost of preparing for year 2000 compliance will exceed $50,000, exclusive of labor costs not specifically allocated to year 2000 compliance matters. If we are wrong, we could face additional unexpected expenses to fix any year 2000 problems.

     Our external products vendors and systems. We use third party equipment and software that may not be year 2000 compliant. We have reviewed our externally purchased network elements, including switches, routers, proxy servers and network control points and do not believe they will be affected by year 2000 concerns. We identified our fax server software as noncompliant and have replaced it with a compliant version. We have also reviewed other systems that are important to our business such as telecommunications, energy and environmental management. We identified no significant problems associated with year 2000 issues in these systems. While not all our vendors have delivered assurances that they will be year 2000 compliant, we have not encountered any material year 2000 problems with servers, software or information systems provided to us by third parties.

     Contingency planning. We have not developed a formal year 2000 contingency plan. Based on our assessment to date and our readiness activities, we do not anticipate needing to develop such a plan. As part of the overall growth of our network services, we have increased our telecommunication bandwidth capabilities and purchasing and distributing servers to multiple locations. These plans, while not specific to the year 2000 issue, could mitigate unforeseen year 2000 problems by establishing redundancy in our system.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Report of Independent Accountants...........................   36
    Consolidated Balance Sheets as of September 30, 1999 and
    1998........................................................   37
    Consolidated Statements of Operations for the Fiscal Years
      Ended September 30, 1999, 1998 and 1997...................   38
    Consolidated Statements of Changes in Shareholders' Equity
      (Deficit) for the Fiscal Years Ended September 30, 1999,
      1998 and 1997.............................................   39
    Consolidated Statements of Cash Flows for the Fiscal Years
      Ended September 30, 1999, 1998 and 1997...................   40
    Consolidated Notes to Financial Statements..................   41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
N2H2, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of N2H2, Inc. and its subsidiary at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Seattle, Washington
November 8, 1999

                                   N2H2, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                                              (IN THOUSANDS, EXCEPT
                                                                 SHARE AMOUNTS)
Current assets
Cash and cash equivalents...................................  $  7,743     $   121
  Investments...............................................    27,937          --
  Accounts receivable (net of $142 and $8 allowance in 1999
     and 1998, respectively)................................     1,434         321
  Other current assets......................................     1,136          37
                                                              --------     -------
          Total current assets..............................    38,250         479
Long-term investments.......................................    24,698          --
Property and equipment, net.................................     3,990       1,271
Other assets................................................       618          98
                                                              --------     -------
          Total assets......................................  $ 67,556     $ 1,848
                                                              ========     =======
                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Accounts payable..........................................  $  1,871     $   451
  Royalties payable.........................................       100         150
  Accrued liabilities.......................................     1,062         461
  Deferred revenue..........................................     1,304       1,237
  Current portion of long-term debt and notes payable.......        --          30
  Current portion of capital lease obligations..............       466         384
                                                              --------     -------
          Total current liabilities.........................     4,803       2,713
Deferred revenue............................................       303          97
Capital lease obligations...................................       952         524
Long-term debt and notes payable............................        --       1,418
                                                              --------     -------
          Total liabilities.................................     6,058       4,752
                                                              --------     -------
Commitments and contingencies (Notes 11 and 13)
Shareholders' equity (deficit)
  Preferred stock, no par value; 50,000,000 shares
     authorized, no shares issued and outstanding
  Common stock, no par value; 250,000,000 shares authorized;
     21,064,285 and 9,060,473 issued and outstanding,
     respectively...........................................    75,528       1,440
  Notes receivable from shareholders........................       (25)         --
  Deferred stock option compensation expense................    (1,940)         --
  Accumulated deficit.......................................   (12,065)     (4,344)
                                                              --------     -------
          Total shareholders' equity (deficit)..............    61,498      (2,904)
                                                              --------     -------
          Total liabilities and shareholders' equity
           (deficit)........................................  $ 67,556     $ 1,848
                                                              ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEARS ENDED SEPTEMBER 30,
                                                        ---------------------------------------
                                                           1999           1998          1997
                                                        -----------    ----------    ----------
                                                            (IN THOUSANDS, EXCEPT SHARE AND
                                                                  PER SHARE AMOUNTS)
Revenues..............................................  $     6,357    $    3,078    $    1,118
Cost of revenues......................................        2,325           963           236
                                                        -----------    ----------    ----------
Gross profit..........................................        4,032         2,115           882
                                                        -----------    ----------    ----------
Operating expenses:
  Sales and marketing.................................        3,460         1,466           505
  Research and development............................        2,101           328           271
  General and administrative..........................        6,340         2,631           868
                                                        -----------    ----------    ----------
          Total operating expenses....................       11,901         4,425         1,644
                                                        -----------    ----------    ----------
Operating loss........................................       (7,869)       (2,310)         (762)
Interest income (expense), net........................          148          (287)         (119)
                                                        -----------    ----------    ----------
Net loss..............................................  $    (7,721)   $   (2,597)   $     (881)
                                                        ===========    ==========    ==========
Basic and diluted net loss per common share...........  $      (.57)   $     (.30)   $     (.10)
                                                        ===========    ==========    ==========
Basic and diluted weighted average shares
  outstanding.........................................   13,620,000     8,687,000     8,390,000
                                                        ===========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                           NOTE         DEFERRED
                                    COMMON STOCK        RECEIVABLE    STOCK OPTION
                                --------------------       FROM       COMPENSATION   ACCUMULATED
                                  SHARES     AMOUNT    SHAREHOLDERS     EXPENSE        DEFICIT      TOTAL
                                ----------   -------   ------------   ------------   -----------   -------
                                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at September 30,
  1996........................   8,389,063   $   514       $ --         $    --       $   (866)    $  (352)
Issuance of common stock......     297,348                                                              --
Issuance of warrants..........                    32                                                    32
Net loss......................                                                            (881)       (881)
                                ----------   -------       ----         -------       --------     -------
Balance at September 30,
  1997........................   8,686,411       546         --              --         (1,747)     (1,201)
Exercise of stock options.....     374,062        75                                                    75
Compensation expense
  recognized on issuance of
  stock, stock options and
  warrants....................                   819                                                   819
Net loss......................                                                          (2,597)     (2,597)
                                ----------   -------       ----         -------       --------     -------
Balance at September 30,
  1998........................   9,060,473     1,440         --              --         (4,344)     (2,904)
Issuance of common stock,
  private offering, net of
  issuance costs of $243......   4,131,245    10,788                                                10,788
Issuance of common stock,
  public offering, net of
  issuance costs of $1,409....   4,950,000    58,436                                                58,436
Exercise of warrants..........       6,342        20                                                    20
Issuance of warrants..........                    77                                                    77
Conversion of notes payable
  into common stock...........   1,998,622     1,693                                                 1,693
Exercise of stock options.....     792,603       156        (25)                                       131
Compensation expense
  recognized on issuance of
  common stock................     125,000       216                                                   216
Deferred compensation expense
  relating to issuance of
  stock options...............                 2,702                     (2,702)                        --
Amortization of deferred stock
  option compensation
  expense.....................                                              762                        762
Net loss......................                                                          (7,721)     (7,721)
                                ----------   -------       ----         -------       --------     -------
Balance at September 30,
  1999........................  21,064,285   $75,528       $(25)        $(1,940)      $(12,065)    $61,498
                                ==========   =======       ====         =======       ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                1999       1998      1997
                                                              --------    -------    -----
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $ (7,721)   $(2,597)   $(881)
  Adjustments to reconcile net loss to net cash (used by)
     provided by operating activities
     Depreciation and amortization..........................     1,262        346      147
     Amortization of deferred stock compensation expense....       762
     Compensation expense on common stock and warrants......       216        819
     Notes payable issued for services......................                   98       65
     Debt forgiven..........................................       (18)
     Change in certain assets and liabilities
       Accounts receivable..................................    (1,113)       (62)    (152)
       Prepaid expenses and other assets....................    (1,619)      (134)
       Accounts payable.....................................     1,420        372       29
       Royalties payable....................................       (50)       150
       Accrued liabilities..................................       601        364       66
       Deferred revenue.....................................       273        930      299
                                                              --------    -------    -----
          Net cash (used by) provided by operating
            activities......................................    (5,987)       286     (427)
                                                              --------    -------    -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments..................................   (53,636)
  Sales of investments......................................     1,001
  Additions to property and equipment.......................    (2,240)      (383)    (230)
                                                              --------    -------    -----
          Net cash used by investing activities.............   (54,875)      (383)    (230)
                                                              --------    -------    -----
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net.............................    69,224
  Exercise of warrants......................................        20
  Exercise of stock options.................................       131
  Payments under capital lease obligations..................    (1,128)       (51)     (31)
  Borrowings under notes payable............................     2,000        210      631
  Repayments of notes payable...............................    (1,763)       (12)
                                                              --------    -------    -----
          Net cash provided by financing activities.........    68,484        147      600
                                                              --------    -------    -----
Net increase (decrease) in cash and cash equivalents........     7,622         50      (57)
Cash and cash equivalents, beginning of period..............       121         71      128
                                                              --------    -------    -----
Cash and cash equivalents, end of period....................  $  7,743    $   121    $  71
                                                              ========    =======    =====

  The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 1999, 1998 AND 1997

 1. DESCRIPTION OF BUSINESS

     N2H2, Inc. (the Company) was incorporated on June 13, 1995 as an S Corporation in the State of Washington. Effective May 11, 1999, the Company became a C corporation. The Company develops and provides Internet filtering services which screen for undesired content as specified by the end user. The Company contracts its technology primarily to Internet service providers, school districts, libraries and local and state government agencies.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The financial statements consolidate the accounts of N2H2, Inc. and its wholly owned subsidiary, N2H2, Ltd. The companies are collectively hereinafter referred to as the "Company". All intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents represent funds on deposit with banks or invested in a variety of highly liquid short-term instruments with original maturities of less than three months.

INVESTMENTS

     The Company's investments are comprised primarily of debt securities which are classified as held-to-maturity at purchase. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost for purchased assets. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of such assets. The useful lives of all property and equipment, except leasehold improvements, are estimated to be three years. Leasehold improvements are amortized over the lesser of the lease term or estimated useful life. Software developed or obtained for internal use is capitalized and amortized over a three year estimated useful life.

     The cost of normal maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized, at cost. Gains or losses on the disposition of assets in the normal course of business are reflected in the results of operations at the time of disposal.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

ROYALTIES PAYABLE

     Royalties payable represent amounts payable to an independent provider of Internet search content under a service agreement. Amortization is based on the greater of amounts determined by the contractual royalty rates or amounts computed on a straight-line basis over the terms of the agreement.

REVENUE RECOGNITION

     Subscription and installation revenues are recognized when earned. Installation revenues represent fees associated with the customization and installation of the Company's software on the proxy servers which are sent to the customer. Subscription revenues represent the fees associated with the right to use the Company's software and hardware, access to filtering updates and customer support. Subscription revenues are recognized over the life of the subscription contract and installation revenues are recognized when the server is installed by the end user, and when the criteria for revenue recognition under Statement of Position No. 97-2, Software Revenue Recognition, is applied and satisfied. The criteria include, but are not limited to, the existence of vendor-specific objective evidence, delivery of the service to a customer, the Company's lack of significant obligations to the customer and a determination that collectibility of the amount due is probable. Subscription payments received in advance of revenue recognition are recorded as deferred revenue. Advertising revenue from impressions or click through based contracts is recognized based on the number of guaranteed impressions or click throughs delivered.

RESEARCH AND DEVELOPMENT COSTS

     Research and development expenses consist principally of payroll and related expenses for design and development of the Company's technologies. Research and development costs related to these activities are expensed until technological feasibility has been achieved. There were no capitalized software development costs as of September 30, 1999 and 1998.

FEDERAL INCOME TAXES

     Prior to May 1999, the Company was an S corporation for federal income tax purposes. Effective May 11, 1999, the Company became a C corporation and accounts for income taxes under the liability method of accounting. Under the liability method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

ADVERTISING AND MARKETING EXPENSE

     All costs related to marketing and advertising the Company's products are expensed in the periods incurred. Advertising and marketing expenses were $1,145,000, $120,000, and $80,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

TRANSFER OF FINANCIAL INSTRUMENTS

     In the fiscal year ended September 30, 1999, the Company terminated the practice of factoring accounts receivable with the bank. Prior to that, the Company did factor certain customer receivables with full recourse to a bank. The transfer of accounts receivable was recorded by the Company as a sales transaction under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The receivables were sold at a discount which was recorded upon sale, and monthly finance charges were incurred based upon average monthly

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

balances outstanding with the factor. These monthly fees were recorded in the period incurred. Customer accounts repurchased from the factor were included in accounts receivable.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentration of credit risk include primarily cash and cash equivalents and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions. At September 30, 1999, the Company had cash in one financial institution that exceeded federally insured limits. Domestic accounts receivable consists of account balances due from customers evenly dispersed across the United States with industry concentrations in public institutions such as federal and local governments and school districts. International accounts receivable represent 7% and 3% of total accounts receivable at September 30, 1999 and 1998, respectively, and are denominated primarily in United States dollars. The Company performs ongoing credit evaluations of its customer's financial condition and generally requires no collateral from its customers.

No customer accounted for 10% or more of the Company's revenues in any year.

FAIR VALUE DISCLOSURES

     Recorded amounts of cash and cash equivalents, receivables, capital lease obligations, accounts payable and other amounts included in current liabilities meeting the definition of financial instruments approximate fair value based on the short-term maturity of those instruments. The carrying value of long term debt is based on interest rates currently available to the Company and, accordingly, approximates fair value. The carrying value of investments held exceeded market value by $152,000 at September 30, 1999 (Note 3).

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

STOCK OPTION PLAN AND STOCK PURCHASE WARRANTS

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 (APB 25) for transactions with employees and provide pro forma disclosures for employee stock option grants as if the fair value-based method defined in SFAS No. 123 had been applied to these transactions. The Company has elected to continue to apply the provisions of APB 25 to these transactions and provide the pro forma disclosure provisions of SFAS No. 123. Stock purchase warrants granted to non-employees are recorded at fair value in accordance with SFAS No. 123.

NET LOSS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(SFAS) No. 128, issued in February 1997, requires presentation of earnings per share on a basic and diluted earnings per share basis. Earnings per share for all periods presented have been stated to reflect the adoption of SFAS No. 128.

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

     Under the provisions of SFAS No. 128, basic earnings per share is calculated as income available to common shareholders divided by the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification for earlier periods is required for comparative purposes. The Company does not have any material items of comprehensive income, other than net loss, and accordingly, the statement does not have material impact on the reported financial position or results of operations.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and geographic areas in which the entity holds significant assets and reports significant revenues. The statement is effective for fiscal year 1999. The Company operates in one segment providing integrated Internet infrastructure solutions.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments, therefore the adoption of this statement is not expected to have any effect on the Company's results of operations or its financial position.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. This statement is effective for fiscal years beginning after December 15, 1998. The Company adopted this statement in 1999 and, accordingly, the Company capitalized $485,000 in costs associated with obtaining software for internal use.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 -- Revenue Recognition in Financial Statements (SAB 101), was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The Company is currently reviewing the requirements of SAB 101 and assessing the impact on the financial statements.

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

RECLASSIFICATIONS

     Certain reclassifications of prior year balances have been made for consistent presentation with the current year.

 3. INVESTMENTS

     The Company's investment portfolio includes held-to-maturity securities. The following table summarizes the composition of the Company's held-to-maturity short and long term investments at September 30, 1999.

                                                             AMORTIZED      AGGREGATE
                                                            COST BASIS     FAIR VALUE
                                                            -----------    -----------
U.S. Corporate Debt Securities............................  $26,390,000    $26,310,000
Negotiable CD's...........................................   14,350,000     14,293,000
Euro Dollar Bonds.........................................    3,895,000      3,880,000
Taxable Auction Securities................................    8,000,000      8,000,000
                                                            -----------    -----------
                                                            $52,635,000    $52,483,000
                                                            ===========    ===========

     The contractual maturities of held-to-maturity investments at September 30, 1999 are as follows:

                                                             AMORTIZED      AGGREGATE
                                                            COST BASIS     FAIR VALUE
                                                            -----------    -----------
Due within one year.......................................  $27,937,000    $27,828,000
Due after one year through five years.....................   24,698,000     24,655,000
                                                            -----------    -----------
                                                            $52,635,000    $52,483,000
                                                            ===========    ===========

     Net unrealized loss for held-to-maturity securities of $152,000 at September 30, 1999 consisted of gross unrealized gains of $1,000 and gross unrealized losses of $153,000.

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   SEPTEMBER 30,
                                                             -------------------------
                                                                1999           1998
                                                             -----------    ----------
Computer equipment.........................................  $ 4,615,000    $1,637,000
Furniture and fixtures.....................................      376,000        42,000
Leasehold improvements.....................................      142,000        61,000
Internal use software......................................      485,000            --
                                                             -----------    ----------
                                                               5,618,000     1,740,000
Less: Accumulated depreciation and amortization............   (1,628,000)     (469,000)
                                                             -----------    ----------
                                                             $ 3,990,000    $1,271,000
                                                             ===========    ==========

     Depreciation expense was approximately $1,159,000, $322,000 and $125,000 for the years ended September 30, 1999, 1998 and 1997.

 5. RELATED PARTY TRANSACTIONS

     In September 1998, the Company converted trade accounts receivable of $30,000 from a related party into a note receivable bearing interest at 10.5% per annum. The note was paid in full in December 1998. In August and September of 1999, the Company entered into four separate recourse note receivable agreements

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

with employees totaling $25,000 in connection with the exercise of options. The notes bear interest at 6% per annum and mature in February 2000.

 6. INCOME TAXES

     A provision for income taxes was not recorded for the period ended September 30, 1999 due to taxable losses incurred during the period. A valuation allowance has been recorded for deferred tax assets as it has been determined that it is more likely than not that these deferred tax assets will not be realized.

     The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate for the following reasons:

                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
Federal income tax benefit at statutory rate................          (34%)
Change tax status...........................................           (45)
Other.......................................................             4
                                                               -----------
Change in valuation allowance...............................           75%
                                                               -----------

     Deferred tax assets and liabilities at September 30, 1999 consist of the following:

                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
Deferred tax assets:
Net operating loss carryforwards............................   $ 1,618,000
  Cash to accrual adjustment................................       491,000
  Allowance for doubtful accounts...........................        48,000
  Accrued compensation and benefits.........................       104,000
  Depreciation..............................................       214,000
                                                               -----------
          Total deferred tax assets.........................     2,475,000
  Valuation allowance.......................................    (2,475,000)
  Net deferred tax asset....................................   $         0
                                                               -----------

     As of September 30, 1999, the Company had net operating loss carryforwards of approximately $4,758,000 to offset future taxable income for Federal income tax purposes, which will expire through 2019 . Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

 7. LONG-TERM DEBT AND NOTES PAYABLE

     In 1996, the Company entered into a loan and stock purchase warrant agreement with a shareholder providing for maximum borrowings of $500,000. In connection with this loan, the Company issued an option to purchase increments of 2.2% of the Company's authorized common stock for each $100,000 of debt outstanding. The options, in the aggregate, represented 11% of the Company's common stock outstanding and were exercisable immediately. The agreement also included anti-dilution provisions which provided the shareholder a 25% ownership interest in the Company. The warrants and the debt were recorded at their fair market values of $73,000 and $427,000, respectively. The original issue discount was amortized annually through the maturity date of the debt on a basis which approximated the interest method. These warrants were equivalent to 1,283,330 shares of the Company's common stock at September 30, 1998. Principal and accrued interest under this obligation amounted to $594,000, net of original issue discount of $26,000 at September 30, 1998. Effective December 31, 1998, the Company converted the note principal and warrant into

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

1,632,500 shares of common stock with an additional warrant to purchase up to 93,000 shares of the Company's common stock at an exercise price of $.004 per share. This warrant was cancelled in connection with the Company's initial public offering.

     In April 1997, the Company entered into a notes payable agreement with a shareholder for $400,000 which bore compounded interest at 12% per annum and was collateralized by the Company's common stock. Principal and accrued interest under this obligation amounted to $472,000 as of September 30, 1998. The principal and interest on the note was repaid in full with the proceeds from the Company's debt and equity financing in December 1998.

     In January 1998, the Company issued $100,000 in notes to certain shareholders which were repayable in either shares of common stock worth $100,000 or cash. The notes and accrued interest were converted into 103,675 shares of common stock at $1.16 per share in December 1998 and January 1999.

     Notes payable to shareholder at September 30, 1998 in the amount of $185,000 consisted of unpaid salary at September 30, 1998 due to the shareholder who is also a senior executive. The note was paid in full with proceeds from the Company's debt and equity financing in December 1998.

     On December 31, 1998, the Company received proceeds from a financing arrangement in the amount of $4,200,000 in exchange for the issuance of subordinated debt and common stock. The Company issued $2,000,000 of 11.5% subordinated debentures maturing on the earlier of October 15, 1999, a change in control of the Company, or upon an initial public offering. In conjunction with the notes, the Company issued warrants to purchase up to 465,000 shares of common stock at an exercise price of $3.14 per share. The debt and the warrants were recorded at their fair market values of $1,923,000 and $77,000, respectively. The original issue discount was amortized through the maturity date of the debt on a basis which approximated the interest method. Additionally, the Company issued 1,687,113 shares of common stock at $1.16 per share, net of offering costs of $.14 per share. The principal and interest on this note was repaid in full through a combination of cash and conversion to common stock in connection with a private equity financing in May 1999.

     Long term debt and notes payable consisted of the following at September 30, 1998:

Promissory note to shareholder..............................  $  620,000
Promissory note to related parties..........................     472,000
Promissory note.............................................      28,000
Convertible note to shareholders............................     100,000
Promissory note.............................................      69,000
Promissory note to shareholder..............................     185,000
                                                              ----------
                                                               1,474,000
Less: Original issue discount...............................     (26,000)
Less: Current portion.......................................     (30,000)
                                                              ----------
                                                              $1,418,000
                                                              ==========

     On April 30, 1999, the Company entered into a term loan and revolving line of credit agreement with Imperial Bank. The term loan is collateralized by a first priority claim against all of the Company's unpledged assets. The term loan provides for maximum borrowings of $2.0 million if specified conditions are met. The revolving line of credit provides for draws of 80% of accounts receivable assigned as security up to a maximum short-term borrowing of $2.0 million if specified conditions are met. As of September 30, 1999, the amount available for borrowing under the term loan and revolving line of credit totaled $1.8 million. Advances on the term loan bear interest on the outstanding daily balance at the Company's election at the rate of either (a) 1.0% above the prime rate as announced by Imperial Bank or (b) at a rate equal to the LIBOR plus 400

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

basis points. Advances on the revolving line of credit bear interest on the outstanding daily balance at a rate of 0.5% above the prime rate as announced by Imperial Bank.

 8. FACTORING AGREEMENT

     During fiscal 1999, the Company terminated its factoring agreement with the bank. Prior to that, pursuant to a factoring agreement entered into in September 1997 and amended July 14, 1998, the Company's bank acted as its factor for the majority of its receivables, assigned on a pre-approved, full recourse basis, up to $1,000,000. The Company sold its eligible receivables at a .3% discount to face value and was charged 1.6% of uncollected assigned balances per month. Pursuant to the agreement, the Company repurchased any assigned receivables outstanding 90 days after the invoice date. Total interest paid on factored receivables was $35,000, $86,000 and $2,000 during 1999, 1998 and 1997, respectively.

 9. STOCK OPTION PLAN AND STOCK PURCHASE WARRANTS

     Pursuant to a management services agreement dated December 29, 1997, the Company issued a warrant to allow the purchase of 2.5% of the Company's outstanding common stock and equivalents for $250,000 through December 31, 2004. As of the grant date, this warrant was the equivalent of 222,728 shares. The warrant vested monthly over the first year of the agreement, and was exercisable sooner in connection with certain significant corporate events. The fair market value of these warrants on the date of grant was $12,000, which was amortized as management service expense in the accompanying financial statements over the vesting period of the warrants. On March 11, 1999, the Company redeemed the outstanding warrant for 50,000 shares of its common stock, and recorded a redemption charge of $185,000 for the year ended September 30, 1999.

     The following summarizes stock purchase warrant activity:

Balance at September 30, 1996...............................     727,332
Warrants issued.............................................     555,998
                                                              ----------
Balance at September 30, 1997...............................   1,283,330
Warrants issued.............................................     222,728
                                                              ----------
Balance at September 30, 1998...............................   1,506,058
Warrants issued.............................................     558,000
Warrants canceled...........................................  (1,599,058)
Warrants exercised..........................................      (6,342)
                                                              ----------
Balance at September 30, 1999...............................     458,658
                                                              ==========

     The Company recorded compensation expense of $0, $12,000 and $32,000 in 1999, 1998, and 1997, respectively, related to the issuance of these warrants. Additionally, the Company has issued options to certain non-employees under the 1999 Stock Option Plan as described below.

     During the year ended September 30, 1999, the Company settled a lawsuit with a former employee terminated in fiscal 1998. In connection with the offer, the Company extended the exercise period for stock options previously granted to the employee. The Company recorded compensation expense of $530,000 related to this transaction in the September 30, 1998 financial statements.

     During the year ended September 30, 1999, the Company settled a lawsuit with an employee terminated in fiscal 1998 for cash and stock with an aggregate value of $332,000. The Company recorded compensation expense of $277,000 relating to the 75,000 shares issued as a part of this settlement. This charge is included in the Company's financial statements for the year ended September 30, 1998.

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

     Effective September 30, 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Plan) for employees, directors, consultants or independent contractors under which 2,187,500 shares of common stock are reserved for stock option grants. Effective April 2, 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan) for employees, directors, consultants or independent contractors under which 1,329,625 shares of common stock are reserved for stock option grants. Effective September 14, 1999 the Company adopted the 1999/2000 Transition Plan (the 2000 Plan) for employees, consultants, and independent contractors under which 750,000 shares of common stock are reserved for stock options grants. Pursuant to all plans, the Board of Directors may grant nonqualified and incentive stock options. The vesting period, exercise price and expiration period of options are established at the discretion of the Board of Directors, except that the exercise price of incentive stock options must equal the fair market value of the underlying common stock on the date of the grant. Option grants to date generally vest over a three or four-year period and expire ten years from the date of grant.

     Effective July 30, 1999 the Company adopted the Non-Employee Director Stock Option Plan, under which the Board of Directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. The Company has reserved a total of 87,500 shares of common stock for issuance as nonqualified stock options to non-employee directors. The options are priced based on the fair market value on the date of grant and become fully exercisable following the sixth month after grant date. Options granted under this plan are exercisable at any time prior to the expiration date of the stock option or within three months after the date the grantee ceases to be a director, whichever is shorter.

     During 1999 the Company issued 900,000 options to employees outside of the authorized plans referenced above which, when exercised, constitute securities which have not been registered under the Securities Act of 1933, as amended. The vesting period, exercise price and expiration period of these nonqualified options are established at the discretion of the Board of Directors.

     The following summarizes the activity under the Company's Stock Option
Plans:

                                                                                   OPTIONS
                                                                                   ISSUED
                                      1997         1999      DIRECTORS    2000     OUTSIDE
       OPTIONS OUTSTANDING            PLAN         PLAN        PLAN       PLAN      PLANS      TOTAL
       -------------------         ----------   ----------   ---------   -------   -------   ----------
Balance at September 30, 1996....          --
Options granted..................   1,827,438                                                 1,827,438
                                   ----------   ----------    ------     -------   -------   ----------
Balance at September 30, 1997....   1,827,438                                                 1,827,438
  Options granted................     696,500                                                   696,500
  Options exercised..............    (374,062)                                                 (374,062)
  Options cancelled..............    (465,938)  ..........                                     (465,938)
                                   ----------   ----------    ------     -------   -------   ----------
Balance at September 30, 1998....   1,683,938                                                 1,683,938
  Options granted................     198,249    1,327,624     3,750               900,000    2,429,623
  Options exercised..............    (792,603)                                                 (792,603)
  Options cancelled..............     (83,500)     (11,250)                                     (94,750)
                                   ----------   ----------    ------     -------   -------   ----------
Balance at September 30, 1999....   1,006,084    1,316,374     3,750               900,000    3,226,208
                                   ==========   ==========    ======     =======   =======   ==========

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

                                                                                   OPTIONS
                                                                                   ISSUED
                                      1997         1999      DIRECTORS    2000     OUTSIDE
        OPTIONS AVAILABLE             PLAN         PLAN        PLAN       PLAN      PLANS      TOTAL
        -----------------          ----------   ----------   ---------   -------   -------   ----------
Balance at September 30, 1996....   2,187,500                                                 2,187,500
Options granted..................  (1,827,438)                                               (1,827,438)
                                   ----------   ----------    ------     -------   -------   ----------
Balance at September 30, 1997....     360,062                                                   360,062
  Options granted................    (696,500)                                                 (696,500)
  Options cancelled..............     465,938                                                   465,938
                                   ----------   ----------    ------     -------   -------   ----------
Balance at September 30, 1998....     129,500                                                   129,500
  Shares authorized..............                1,329,625    87,500     750,000              2,167,125
  Options granted................    (198,249)  (1,327,624)   (3,750)                        (1,529,623)
  Options cancelled..............      83,500       11,250                                       94,750
                                   ----------   ----------    ------     -------   -------   ----------
Balance at September 30, 1999....      14,751       13,251    83,750     750,000                861,752
                                   ==========   ==========    ======     =======   =======   ==========

                                                                                        OPTIONS
                                                                                        ISSUED
                                                  1997    1999    DIRECTORS    2000     OUTSIDE
        WEIGHTED AVERAGE EXERCISE PRICES          PLAN    PLAN      PLAN       PLAN      PLANS    TOTAL
        --------------------------------          -----   -----   ---------   -------   -------   -----
Balance at September 30, 1996...................  $  --   $  --    $   --     $    --    $  --    $  --
Options granted.................................   0.19                                            0.19
                                                  -----   -----    ------     -------    -----    -----
Balance at September 30, 1997...................   0.18   $  --    $   --     $    --    $  --    $0.18
  Options granted...............................   0.25                                            0.25
  Options exercised.............................   0.20                                            0.20
  Options cancelled.............................   0.18                                            0.18
                                                  -----   -----    ------     -------    -----    -----
Balance at September 30, 1998...................  $0.21   $  --    $   --     $    --    $  --    $0.21
  Options granted...............................   1.46    3.08     11.00                 9.48     5.33
  Options exercised.............................   0.20                                            0.20
  Options cancelled.............................   0.77    3.70                                    1.12
                                                  -----   -----    ------     -------    -----    -----
Balance at September 30, 1999...................  $0.42   $3.07    $11.00     $          $9.48    $4.04
                                                  -----   -----    ------     -------    -----    -----

     The Company applies the accounting provisions prescribed in APB 25 and related interpretations. In certain instances, the Company has issued stock options with an exercise price less than the deemed fair value of the Company's common stock at the date of grant. Accordingly, total compensation costs related to these stock options of approximately $2,151,000 was deferred during fiscal 1999, and is being amortized over the vesting period of the options, generally three or four years. Amortization of unearned compensation costs of approximately $423,000 has been recognized as an expense for the year ended September 30, 1999. Additionally, unearned compensation costs of $551,000 was recorded on warrants issued to non-employees of which $339,000 was amortized for the year ended September 30, 1999.

     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options under the minimum value method of that statement for all periods prior to the Company becoming a public entity and fair value method of that statement for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

grant with the following weighted-average assumptions used for the years ended September 30, 1999, 1998 and 1997:

                                                            YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------
                                                           1999       1998       1997
                                                          -------    -------    -------
Risk-free interest rate.................................      5.3%       4.8%       5.9%
Dividend yield..........................................      0.0%       0.0%       0.0%
Expected term of option.................................  5 years    5 years    5 years
Volatility subsequent to initial public offering........     95.3%        --         --

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized over the options' vesting period. The Company's pro forma net loss would have been as follows:

                                                           YEAR ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           1999       1998      1997
                                                          -------    -------    -----
Net loss as reported....................................  $(7,721)   $(2,597)   $(881)
Net loss pro forma......................................   (8,447)    (2,623)    (881)
Net loss per share as reported..........................    (0.57)     (0.30)   (0.10)
Net loss per share pro forma............................    (0.62)     (0.30)   (0.10)

     The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted for the years ended September 30, 1999, 1998 and 1997 were as follows:

                                                              YEAR ENDED SEPTEMBER 30,
                                                              ------------------------
                                                               1999     1998     1997
                                                              ------   ------   ------
Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of
grant.......................................................  $2.66    $0.05    $0.04
Weighted-average fair value of options granted with exercise prices less than the market value of the stock at the date
  of grant..................................................   8.05       --       --
Weighted-average fair value of options granted with exercise prices greater than the market value of the stock at the
  date of grant.............................................   2.18       --       --
Weighted-average exercise price of options granted with
  exercise prices equal to the market value of the stock at
  the date of grant.........................................   3.59
Weighted-average exercise price of options granted with
  exercise prices less than the market value of the stock at
  the date of grant.........................................   9.30
Weighted-average exercise price of options granted with
  exercise prices greater than the market value of the stock
  at the date of grant......................................   3.37

     The following table summarizes information about fixed-price options outstanding at September 30, 1999 as follows:

                                  WEIGHTED-       WEIGHTED-                  WEIGHTED-
                                   AVERAGE         AVERAGE                    AVERAGE
   EXERCISE        NUMBER         REMAINING       EXERCISE      NUMBER      EXERCISABLE
    PRICES       OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE      PRICE
--------------   -----------   ----------------   ---------   -----------   -----------
$0.18 - $ 0.27      860,083          8.48           $0.23       271,693        $0.20
$1.16               290,374          9.47           $1.16            --           --
$3.06 - $ 3.70    1,161,875          9.53           $3.29        12,500        $3.06
$9.06 - $11.00      913,876          9.93           $9.50            --           --

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

10. COMMON STOCK

     On September 30, 1997, September 30, 1998, and July 8, 1999, the Board of Directors declared a one hundred twenty five-for-one, a seven-for-one, and a five-for-two stock split, respectively, on the Company's common stock effected in the form of a stock dividend to holders of record on these dates. Common stock issued and stock option information in these financial statements have been restated to reflect these splits.

     As of May 10, 1999, the Company amended its Articles of Incorporation to authorize the issuance of 50,000,000 shares of preferred stock and 250,000,000 shares of common stock at no par value. The terms of the preferred stock are to be set by the Board of Directors.

     On May 11, 1999, the Company completed a private equity financing in which 2,443,215 shares of common stock were sold to investors at $3.70 per share for an aggregate of $8,830,122, net of issuance costs. In connection with this financing, the Company satisfied promissory notes plus accrued interest totaling $970,005 by issuing 262,447 shares of common stock.

     On July 29, 1999, the Company completed its initial public offering of 5,000,000 shares of common stock at a purchase price of $13.00 per share. Of the shares sold, 4,950,000 were sold by the Company, and 50,000 were offered by a group of selling shareholders. Net proceeds received by the Company were $58.4 million.

11. LEASE COMMITMENTS

     The Company's property held under capital leases, which is included in property and equipment on the balance sheet at September 30, 1999 and 1998, consists primarily of computer equipment in the gross amount of $2,644,000 and $1,006,000, respectively. Related accumulated amortization for those assets is $675,000 and $189,000 for the years then ended. The Company is also committed under operating leases for its headquarter facilities which includes a lease escalation clause. Rent expense for the years ended September 30, 1999, 1998 and 1997 was $307,000, $188,000 and $46,000, respectively.

     Minimum annual rental commitments on all leases at September 30, 1999 are as follows:

                                                              OPERATING      CAPITAL
                 YEARS ENDING SEPTEMBER 30,                     LEASE         LEASES
                 --------------------------                   ----------    ----------
  2000......................................................  $1,026,000    $  779,000
  2001......................................................   1,238,000       619,000
  2002......................................................   1,291,000       338,000
  2003......................................................   1,334,000        36,000
  2004......................................................   1,375,000            --
  Thereafter................................................     833,000            --
                                                              ----------    ----------
          Total minimum lease payments......................  $7,097,000     1,772,000
                                                              ==========
Less: Amount representing interest..........................                  (354,000)
                                                                            ----------
Present value of capital lease obligation...................                 1,418,000
Less: Current portion.......................................                  (466,000)
                                                                            ----------
Long-term obligations at September 30, 1999.................                $  952,000
                                                                            ==========

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

12. NET LOSS PER SHARE

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(SFAS) No. 128, issued in February 1997, requires presentation of earnings per share on a basic and diluted earnings per share basis. Earnings per share for prior periods presented have been stated to reflect the adoption of SFAS No.
128. A reconciliation of the basic and diluted earnings per share to the shares used is as follows:

                                                            SEPTEMBER 30,
                                               ----------------------------------------
                                                  1999           1998           1997
                                               -----------    -----------    ----------
Net loss.....................................  $(7,721,000)   $(2,597,000)   $ (881,000)
Weighted-average shares
  outstanding -- basic.......................   13,620,000      8,687,000     8,390,000
Weighted-effect of dilutive options and
  warrants...................................
                                               -----------    -----------    ----------
Weighted-average shares
  outstanding -- diluted.....................   13,620,000      8,687,000     8,390,000
                                               ===========    ===========    ==========
Basic and diluted net loss per share.........  $      (.57)   $      (.30)   $     (.10)
                                               ===========    ===========    ==========

     The Company's outstanding options and warrants have not been considered in calculating diluted earnings per share because their effect is anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

     The Company is from time to time involved in various claims and legal proceedings of a nature considered by management to be routine and incidental to its business. In the opinion of the Company's management, after consultation with outside legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the Company's financial position, results of operations or liquidity.

14. SUBSEQUENT EVENTS

     Subsequent to the end of the fiscal year, the Company entered into reseller agreements with British Telecom, PLC, AT&T and Inktomi. These agreements allow these entities to sell the Company's filtering service to others. The Company also entered into an agreement with OneName, Inc. which includes an investment in OneName, a marketing agreement and a technology and patent license.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is summarized below for the years ended September 30, 1999, 1998 and 1997:

                                                        YEARS ENDED SEPTEMBER 30,
                                                    ----------------------------------
                                                       1999         1998        1997
                                                    ----------    --------    --------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Equipment obtained through capital lease........  $1,638,000    $757,000    $185,000
  Value ascribed to warrants issued with note
     payable......................................      77,000
  Conversion of notes payable to common stock.....   1,693,000                  32,000
  Notes payable surrendered for the exercise price
     of stock options.............................                  75,000
  Note receivable from shareholder for exercise of
     options......................................      25,000
  Unearned compensation...........................   2,702,000
  Cash paid for interest..........................     541,000     178,000      36,000

                                   N2H2, INC.

                       SEPTEMBER 30, 1999, 1998 AND 1997

(a)(2)

                                   N2H2, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                    BALANCE AT     CHARGES TO                       BALANCE AT
                                   BEGINNING OF     COSTS &       CHARGES TO          END OF
           DESCRIPTION             FISCAL PERIOD    EXPENSES    OTHER ACCOUNTS    FISCAL PERIOD
           -----------             -------------   ----------   --------------   ----------------
Year Ended September 30, 1997
  Allowance for doubtful
     accounts....................           --                                              --

Year Ended September 30, 1998
  Allowance for doubtful
     accounts....................           --         (8,000)                          (8,000)

Year Ended September 30, 1999
  Allowance for doubtful
     accounts....................       (8,000)      (261,000)       127,000          (142,000)
  Tax valuation allowance........           --     (2,475,000)                      (2,475,000)

                                    PART III

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to the Company's directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

     Executive Officers of the Company
     Election of Directors
     Compliance with Section 16(a) of the Exchange Act of 1934

ITEM 11. EXECUTIVE COMPENSATION.

     The information required under this item is included in the following sections of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

     Compensation of Executive Officers in the Year Ended September 30, 1999 Compensation Committee Report on Executive Compensation
     Stock Price Performance
     Director Compensation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is included in the following section of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

     Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is included in the following sections of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

     Election of Directors
     Transactions with Management, Certain Transactions

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 a. The following documents are filed as part of this report under Item 8:

                                                                   PAGE
                                                                   ----
(1) Consolidated Financial Statements
          Report of Independent Accountants                          36
          Consolidated Balance Sheets as of September 30, 1999
          and 1998                                                   37
          Consolidated Statements of Operations for the Fiscal
          Years Ended September 30, 1999,
            1998 and 1997                                            38
          Consolidated Statements of Changes in Shareholders'
          Equity (Deficit) for the Fiscal
            Years Ended September 30, 1999, 1998 and 1997            39
          Consolidated Statements of Cash Flows for the Fiscal
          Years Ended September 30, 1999,
            1998 and 1997                                            40
          Consolidated Notes to Financial Statements                 41
     (2) Financial Statement Schedule
          Valuation and qualifying accounts and reserves

 b. Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended September 30, 1999.

 c. Exhibits. The following exhibits are filed or incorporated by reference pursuant to Item 601 of Regulation S-K:

  EXHIBIT
  NUMBER                       DESCRIPTION OF DOCUMENT
  -------                      -----------------------
   3.1+      Form of Restated Articles of Incorporation of the
             registrant.(3.1)(1)
   3.2+      Amended Bylaws of the registrant.(3.2)(1)
   4.1+      Form of common stock certificate.(4.1)(1)
  10.1+      Bank of California Center Lease dated August 31, 1995,
             between Continental Seattle Partners Limited Partnership and
             Toll-Free Cellular Inc.(10.1)(1)
  10.2+      Assignment of Lease dated March 13, 1998, between
             Continental Seattle Partners Limited Partnership, Toll-Free
             Cellular Inc. and the registrant.(10.2)(1)
  10.3+      Union Bank of California Center Office Lease dated March 12,
             1999, between Walton Seattle Investors I, L.L.C. and the
             registrant.(10.3)(1)
  10.4+      Loan and Security Agreement dated April 30, 1999, between
             Imperial Bank and the registrant, together with exhibits
             thereto.(10.4)(1)
  10.5+      1997 Stock Option Plan, as amended.(10.5)(1)
  10.6+      1999 Stock Option Plan.(10.6)(1)
  10.7+      1999 Nonemployee Director Stock Option Plan.(10.7)(1)
  10.8+      Search Engine Services Agreement dated January 19, 1998,
             between Inktomi Corporation and the registrant.(10.8)(1)
  10.9+      Employment Agreement of Peter H. Nickerson dated May 10,
             1999.(10.9)(1)
  10.10+     Employment Agreement of John F. Duncan dated May 10,
             1999.(10.10)(1)
  10.11+     Employment Agreement of Kevin E. Fink dated May 10,
             1999.(10.11)(1)
  10.12+     Registration Rights Agreement dated effective as of December
             31, 1998.(10.12)(1)
  10.13+     Internet Data Center Services Agreement dated effective
             August 31, 1998, between Exodus Communications, Inc. and the registrant.(10.15)(1)
  10.14+     Amendment Agreement entered into June 30, 1999, to the
             Search Engine Services Agreement dated January 19, 1999,
             between Inktomi Corporation and the registrant.(10.16)(1)
  10.15+     Information Services Agreement dated June 30, 1999, between
             Inktomi Corporation and the registrant.(10.17)(1)
  10.16      First Amendment, dated June 16, 1999, to Union Bank of
             California Office Lease of March 12, 1999, between Walton
             Seattle Investors I, L.L.C. and the registrant.(10.1)(2)
  10.17      Second Amendment, dated August 10, 1999, to Union Bank of
             California Center Office Lease of March 12, 1999, between
             Walton Seattle Investors I, L.L.C and the
             registrant.(10.2)(2)
  10.18      Third Amendment, dated August 12, 1999, to Union Bank of
             California Center Office Lease of March 12, 1999, between
             Walton Seattle Investors I, L.L.C and the
             registrant.(10.3)(2)
  10.19      Employment Agreement of David W. Arnold dated August 23,
             1999.(10.4)(2)
  10.20      Option to purchase Common Stock issued August 24, 1999 to
             David W. Arnold.(10.5)(2)
  10.21      Employment Agreement of Eric H. Posner, dated September 9,
             1999. (filed herewith)
  10.22      Option to purchase Common Stock issued September 30, 1999 to
             Eric H. Posner. (filed herewith)
  10.23      Employment Agreement of William A. Golding, dated September
             13, 1999. (filed herewith)
  10.24      Option to purchase Common Stock issued September 30, 1999 to
             William A. Golding. (filed herewith)
  27.1       Financial Data Schedule. (filed herewith)

---------------
(1) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the registrant's Registration Statement on Form S-1 (File No. 333-78495).

(2) Incorporated by reference to the exhibit shown in the preceding parentheses and filed with the registrant's Form 10-Q for the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on December 29, 1999.

                                          N2H2, Inc.

                                          By: /s/ JOHN F. DUNCAN
                                            ------------------------------------
                                              Vice President -- Chief Financial
                                              Officer, Secretary and Treasurer

                      SIGNATURE                                            TITLE
                      ---------                                            -----
/s/ PETER H. NICKERSON                                 President, Chief Executive Officer, Chairman
-----------------------------------------------------  and Director (principal executive officer)

/s/ JOHN F. DUNCAN                                     Vice President -- Chief Financial Officer,
-----------------------------------------------------  Secretary and Treasurer (principal financial and accounting officer)

/s/ HOLLIS R. HILL                                     Director
-----------------------------------------------------

/s/ MARK A. SEGALE                                     Director
-----------------------------------------------------

/s/ RICHARD R. ROWE                                    Director
-----------------------------------------------------