Form 10-Q
period 1999-12-31
N2H2 INC
filed 2000-02-14
CIK 1077301

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-26825



                                   N2H2, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                   WASHINGTON
         (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

                                   91-1686754
                      (I.R.S. EMPLOYER IDENTIFICATION NO.)

                900 FOURTH AVENUE, SUITE 3400, SEATTLE, WA 98164
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 336-1501



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       As of February 8, 2000, the registrant had outstanding 21,237,769 shares of common stock, no par value.

                                   N2H2, INC.

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION....................................................3

        Item 1. Financial Statements.............................................3

                CONDENSED BALANCE SHEETS.........................................3

                CONDENSED STATEMENTS OF OPERATIONS...............................5

                CONDENSED STATEMENTS OF CASH FLOWS...............................6

                NOTES TO CONDENSED FINANCIAL STATEMENTS..........................7

        Item 2. Management's Discussion And Analysis Of Financial Condition
                And Results Of...................................................8

        Item 3. Quantitative And Qualitative Disclosures About Market Risk......10

PART II--OTHER INFORMATION......................................................10

        Item 1. Legal Proceedings...............................................10

        Item 2. Changes In Securities And Use Of Proceeds.......................11

        Item 3. Defaults Upon Senior Securities.................................11

        Item 4. Submission Of Matters To A Vote Of Security Holders.............11

        Item 5. Other Information...............................................11

        Item 6. Exhibits And Reports On Form 8-K................................11

SIGNATURES......................................................................12

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                            CONDENSED BALANCE SHEETS
                             (dollars in thousands)

                                                                       December 31,     September 30,
                                                                           1999             1999
                                                                        (Unaudited)       (Audited)
ASSETS:
Current assets:
      Cash ......................................................        $ 10,483         $  7,743
      Investments ...............................................          25,268           35,937
      Accounts receivable, net ..................................           1,335            1,434
      Prepaid expenses and other assets .........................             908            1,136
                                                                         --------         --------
      Total current assets ......................................          37,994           46,250
                                                                         --------         --------

Long-term investments ...........................................          16,387           16,698
Property and equipment, net .....................................           6,047            3,990
Other assets ....................................................             495              618
                                                                         --------         --------
      Total assets ..............................................        $ 60,923         $ 67,556
                                                                         ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Accounts payable ..........................................        $  1,367         $  1,971
      Accrued liabilities .......................................             728            1,062
      Deferred revenue ..........................................             939            1,304
      Current portion of capital leases .........................             158              466
                                                                         --------         --------
      Total current liabilities .................................           3,192            4,803
                                                                         --------         --------
Deferred revenue ................................................             236              303
Capital lease obligations .......................................             436              952
                                                                         --------         --------
      Total liabilities .........................................           3,864            6,058

Shareholders' equity (deficit)
      Common stock, no par value; 250,000,000 shares
      authorized, 15,643,027 and 9,060,473 issued and
      Outstanding in 1999 and 1998 ..............................          75,779           75,528
      Notes receivables from shareholders .......................             (25)             (25)
      Deferred stock options compensation expense ...............          (1,511)          (1,940)

                                                                       December 31,     September 30,
                                                                           1999             1999
                                                                        (Unaudited)       (Audited)
      Unrealized Gain/Loss on Foreign Currency ..................              --               --
      Accumulated deficit .......................................         (17,184)         (12,065)
                                                                         --------         --------
      Total shareholders' equity (deficit) ......................          57,059           61,498
                                                                         --------         --------
      Total liabilities and shareholder's equity (deficit) ......        $ 60,923         $ 67,556
                                                                         ========         ========


The accompanying notes are an integral part of these condensed financial statements.

                                   N2H2, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
            (unaudited, in thousands except share and per share data)


                                                             Three Months Ended
                                                                December 31,
                                                          1999                 1998
                                                      ------------         ------------
Revenues .....................................        $      2,257         $      1,189
Cost of revenues .............................               1,296                  229
                                                      ------------         ------------
Gross profit .................................                 961                  960
                                                      ------------         ------------
Operating expenses:
      Sales and marketing ....................               2,570                  364
      Research and development ...............               1,116                  313
      General administrative .................               2,918                  786
                                                      ------------         ------------
      Total operating expenses ...............               6,604                1,463
                                                      ------------         ------------
Operating loss ...............................              (5,643)                (503)
Interest income (expense), net ...............                 548                 (148)
Gain/(Loss) on Sale of Investments ...........                 (24)                  --
                                                      ------------         ------------
Net loss .....................................        $     (5,119)        $       (651)
                                                      ============         ============

Basic and diluted net loss per share .........        $      (0.24)        $      (0.07)
                                                      ============         ============

Basic and diluted weight average shares
outstanding ..................................        $ 21,114,304         $  9,086,958
                                                      ============         ============


The accompanying notes are an integral part of these condensed financial statements.

                                   N2H2, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                           Three Months
                                                                        Ended December 31,
                                                                      1999             1998
Cash flows from operating activities:
Net loss ...................................................        $ (5,119)        $   (651)
Adjustments to reconcile net loss to net cash
Provided by (used by) operating activities:
      Depreciation and amortization ........................             490              134
      Amortization of deferred stock compensation ..........             485              (13)
Changes in certain assets and liabilities:
      Accounts receivable ..................................              99             (465)
      Prepaid expenses and other assets ....................             351               31
      Accounts payable .....................................            (604)              28
      Accrued liabilities ..................................            (334)             413
      Deferred revenue .....................................            (432)             153
      Note Payable .........................................                              480
                                                                    --------         --------
Net cash provided by (used by) operating activities:                  (5,064)             110
                                                                    --------         --------
Cash flows from investing activities:
      Purchase of investments ..............................          (3,100)              --
      Sale of investments ..................................          14,080               --
      Additions to property and equipment...................          (2,547)            (278)
                                                                    --------         --------
Net cash used in investing activities ......................           8,433             (278)
                                                                    --------         --------
Cash flows from financing activities:
      Issuance of common stock..............................
      Exercise of stock options ............................             195            2,051
      Payments under capital lease obligations .............            (824)             (47)
                                                                    --------         --------
Net cash provided by financing activities ..................            (629)           2,004
                                                                    --------         --------
Net increase (decrease) in cash ............................           2,740            1,836
Cash, beginning of period ..................................           7,743              121
                                                                    --------         --------
Cash, end of period ........................................        $ 10,483         $  1,957
                                                                    ========         ========


The accompanying notes are an integral part of these condensed financial statements.

                                   N2H2, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.     Basis of Presentation

       In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the N2H2, Inc. 1999 Form 10-K.

2.     Net loss per share

       Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

The components of basic and diluted earnings per share were as follows:

                                                               Three Months
                                                             Ended December 31,
                                                            1999             1998
Numerator:
Net loss .........................................        $ (5,119,000)    $ (651,000)
Denominator:
      Basic and diluted
      Weighted-average common shares
      outstanding ................................          21,114,000      9,087,000

      Basic and diluted net loss per share .......        $      (0.24)    $    (0.07)

3.      Subsequent Events:

        On January 17, 2000, we entered into a Settlement and License Agreement with Spyglass to settle the lawsuit between us pursuant to which we paid Spyglass $650,000. The Agreement grants us a non-exclusive license to the patent in suit, and dismisses all claims between the parties.

4.      Reclassifications

        Certain 1999 amounts have been reclassified to conform with the 2000 presentation including reclassification of long-term investments to short term and reclassification of certain costs of revenue to general and administrative expense. These reclassifications had no effect on previously reported net income.

5.      Related Party Transaction

        N2H2 invested $3.1 million in OneName, Inc. (formerly Intermind) in December 1999. David Arnold, who joined N2H2 in August 1999 and serves as Vice President - Chief Operating Officer, owns 8.55% of the outstanding stock of OneName, Inc.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

        Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, believes or continue, the negative of such terms or other comparable terminology. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic market conditions, the success of our brand and systems development efforts, the absence of patent protection for N2H2's technology, the fact that others have patented various filtering technologies, and customer acceptance of our services, products and fee structures. Further information on the factors and risks that could affect N2H2's business, financial condition and results of operations are included in
Part 1, Item 1 to the registrant's Form 10-K for the year ended September 30, 1999, which has been filed with the Securities and Exchange Commission and is available at http://www.sec.gov.

        N2H2 is a leading Internet infrastructure company. We provide content categorization of internet web sites, filtering of internet content, and caching services. We were the first company to offer a server-based internet filtering solution for a customer's computer network. With Bess, our flagship product, we currently provide filtering services to approximately 10 million users in approximately 11,300 schools in the United States and Canada. Our customers include the statewide networks serving most of the public schools in Ohio, Tennessee, Maine, Oklahoma and Wisconsin, as well as school systems in areas such as Los Angeles County, Baltimore, Boston, Calgary, Seattle, Stockton and Tampa.

        Our infrastructure services enable our school, business and other customers to limit access to the internet by allowing them to screen up to 32 content categories ranging from pornography, hate and bomb construction to gambling and games. The key benefits of our services include:

        - automated identification of potentially unsuitable Websites backed by human review to accurately place internet content into our database of 32 categories,

        - proprietary tools which enable customers to tailor their filtering criteria to meet their specific needs,

        - minimal customer effort required for installation and maintenance,

        -      server-based filtering that is difficult to bypass, and

        -      daily electronic updating of the filtering database.

Results Of Operations

       We generate our revenues from installations, subscriptions, and search service and related advertising fees.

       Revenues for the three months ended December 31, 1999 increased 90% to $2.3 million from $1.2 million for the three months ended December 31, 1998. Revenues from installations increased by $247,000, or 58%, to $675,000 for the three months ended December 31, 1999, from $428,000 for the same period in 1998. Subscription revenues increased by $501,000, or 75%, to $1.2 million for the three months ended December 31, 1999, from $670,000 for the same period in 1998. Subscription revenue grew primarily as a result of the growth in number of subscribers. We recognized search service and advertising revenues from Searchopolis of approximately $411,000 in the three months ended December 31, 1999, an increase of $320,000, or 353%, over the same period in 1998.

       No customer accounted for more than 10% of revenues.

       Cost of revenues for the three months ended December 31, 1999 increased by 466% to $1.3 million from $230,000 for the same period of the previous year. Cost of revenues as a percentage of total revenues increased to 57% for the three months ended December 31, 1999, from 19% for the same period in 1998. Of this increase in cost of revenues, approximately $795,000 was due to increased staffing in review and customer support while the balance was due to the inclusion of search processing and hosting fees and increased depreciation on new servers placed in customer networks.

       Sales expenses consist primarily of salaries and commissions. Marketing expenses consist primarily of salaries, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel.

       Sales and marketing expenses for the three months ended December 31, 1999 increased 608% to $2.6 million from $364,000 for the same period of the previous year. This increase was due to costs related to increased staffing primarily in the sales department.

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

       Research and development expenses for the three months ended December 31, 1999 increased by 256% to $1.1 million from $313,000 for the same period of the previous year. The increase was primarily due to increased staffing.

       General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, the cost of facilities and general depreciation expenses.

       General and administrative expenses for the three months ended December 31, 1999 increased by 271% to $2.9 million from $786,000 for the same period of the previous year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the company.

Liquidity And Capital Resources

       For the three months ended December 31, 1999, operating activities resulted in a net cash outflow of $5.1 million, and capital expenditures, excluding those under capital leases, totaled $2.5 million. Financing activities for the three months ended December 31, 1999 provided $195,000 from the exercise of options to purchase the Company's Common Stock. Of the cash raised, $824,000 was paid under capital lease obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not applicable.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       The registrant has settled the previously-disclosed lawsuit with Spyglass, Inc. There are no other litigation matters pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

       In connection with the registrant's initial public offering, the registrant received net proceeds of approximately $59.8 million. From the effective date of the registration statement to December 31, 1999, the registrant has used those proceeds as follows:

(in thousands)
Increase Operating cash                     $ 4,982
Increase Short term investments              25,268
Increase in Long term investments;
     Corporate Bonds             10,399
     Short Term Bonds             3,600
     Euro Dollar Bonds            2,388      16,387
                                 ------
Increase Plant leasehold improvements           261
Increase Equipment                            4,258
Debt reduction                                1,767
General Operations                            6,922
                                            --------
     total                                  $ 59,845
                                            ========

       None of the above uses involved direct or indirect payments to directors, officers, affiliates or 10% owners of the registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable.

ITEM 5. OTHER INFORMATION

       Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)    Exhibits:

             10.1 Filtering Services Agreement dated November 11, 1999 between British Telecommunications PLC and the registrant*

             10.2 Colocation Services Agreement dated November 11, 1999 between British Telecommunications PLC and the registrant*

             10.3 Technology License Agreement dated November 18, 1999 between OneName Corporation and the registrant*

             10.4     National ISP Master Service Agreement dated December 6,
                      1999 between AT&T Global Network Services, LLC and the registrant*

             10.5     Data Services Agreement dated December 21, 1999 between
                      Inktomi Corporation and the registrant*

             10.6     Filtering Service and License Agreement dated January 5,
                      2000 between Millennial Star Network, Inc. and the registrant*

             27.1     Financial Data Schedule

                      ----------

                      * Information has been omitted pursuant to a request for
                        confidential treatment and has been filed separately with the Securities and Exchange Commission.

       b)      Reports on Form 8-K.

               None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        N2H2, INC.


Dated:  February 14, 2000               By: /s/ Peter H. Nickerson
                                            ------------------------------------
                                        Peter H. Nickerson
                                        Chairman, President and Chief Executive
                                        Officer (principal executive officer)


Dated:  February 14, 2000
                                        By: /s/ John F. Duncan
                                            ------------------------------------
                                        John F. Duncan
                                        Vice President - Chief Financial
                                        Officer, Secretary, and Treasurer
                                        (principal financial and accounting
                                        officer)