Form 10-Q
period 2000-03-31
N2H2 INC
filed 2000-05-15
CIK 1077301

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

   As of May 8, 2000, the registrant had outstanding 22,453,191 shares of common stock, no par value.

                                   N2H2, INC.

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION .......................................................     3

        Item 1. Financial Statements ................................................     3

                CONDENSED CONSOLIDATED BALANCE SHEETS ...............................     3

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS .....................     4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS .....................     5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ................     6

        Item 2. Management's Discussion And Analysis Of Financial Condition
                And Results Of Operations ...........................................     7

        Item 3. Quantitative And Qualitative Disclosures About Market Risk ..........    11

PART II--OTHER INFORMATION ..........................................................    11

        Item 1. Legal Proceedings ...................................................    11

        Item 2. Changes In Securities And Use Of Proceeds ...........................    11

        Item 3. Defaults Upon Senior Securities .....................................    11

        Item 4. Submission Of Matters To A Vote Of Security Holders .................    11

        Item 5. Other Information ...................................................    12

        Item 6. Exhibits And Reports On Form 8-K ....................................    12

SIGNATURES ..........................................................................    12

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)


                                                             MARCH 31,    SEPTEMBER 30,
                                                               2000           1999
                                                            -----------   -------------
                                                            (UNAUDITED)
ASSETS:
Current assets:
      Cash ............................................      $  5,362       $  7,743
      Investments .....................................        32,167         27,937
      Accounts receivable, net ........................         1,693          1,434
      Prepaid expenses and other assets ...............           850          1,136
                                                             --------       --------
      Total current assets ............................        40,072         38,250

Long-term investments .................................         4,704         24,698
Acquired intangible assets, net .......................        15,965             --
Property and equipment, net ...........................         8,463          3,990
Other assets ..........................................         1,327            618
                                                             --------       --------
      Total assets ....................................      $ 70,531       $ 67,556
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Accounts payable ................................      $  1,049       $  1,871
      Royalties payable ...............................           148            100
      Accrued liabilities .............................         1,072          1,062
      Deferred revenue ................................           405          1,304
      Current portion of capital leases ...............           164            466
                                                             --------       --------
      Total current liabilities .......................         2,838          4,803

Deferred revenue ......................................           350            303
Capital lease obligations .............................           390            952
                                                             --------       --------
      Total liabilities ...............................         3,578          6,058
                                                             --------       --------

Shareholders' equity:
      Common stock ....................................        91,995         75,528
      Notes receivables from shareholders .............            --            (25)
      Deferred stock options compensation expense .....        (1,250)        (1,940)
      Accumulated other comprehensive income ..........           (15)            --
      Accumulated deficit .............................       (23,777)       (12,065)
                                                             --------       --------
      Total shareholders' equity ......................        66,953         61,498
                                                             --------       --------
      Total liabilities and shareholder's equity ......      $ 70,531       $ 67,556
                                                             ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, in thousands except share and per share data)

                                                             THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                  MARCH 31,                            MARCH 31,
                                                      -------------------------------       -------------------------------
                                                          2000               1999               2000               1999
                                                      ------------       ------------       ------------       ------------
Revenues .......................................      $      2,925       $      1,416       $      5,182       $      2,605
Cost of revenues ...............................             1,603                350              2,898                579
                                                      ------------       ------------       ------------       ------------
Gross profit ...................................             1,322              1,066              2,284              2,026
                                                      ------------       ------------       ------------       ------------
Operating expenses:
      Sales and marketing ......................             4,024                519              6,595                882
      Research and development .................               967                370              2,082                684
      General administrative ...................             3,532              1,442              6,451              2,228
                                                      ------------       ------------       ------------       ------------
      Total operating expenses .................             8,523              2,331             15,128              3,794
                                                      ------------       ------------       ------------       ------------
Operating loss .................................            (7,201)            (1,265)           (12,844)            (1,768)
Interest income (expense), net .................               608                (98)             1,156               (246)
Loss on sale of investments ....................                --                 --                (24)                --
                                                      ------------       ------------       ------------       ------------
Net loss .......................................            (6,593)            (1,363)           (11,712)            (2,014)
                                                      ------------       ------------       ------------       ------------

Unrealized loss on foreign currency ............               (15)                --                (15)                --
                                                      ------------       ------------       ------------       ------------
Comprehensive income ...........................      $     (6,608)      $     (1,363)      $    (11,727)      $     (2,014)
                                                      ============       ============       ============       ============

Basic and diluted net loss per share ...........      $      (0.31)      $      (0.11)      $      (0.54)      $      (0.19)
                                                      ============       ============       ============       ============

Basic and diluted weighted average shares
outstanding ....................................        21,565,043         11,866,530         21,795,046         10,461,472
                                                      ============       ============       ============       ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)


                                                                         SIX MONTHS
                                                                       ENDED MARCH 31,
                                                                  -----------------------
                                                                    2000           1999
                                                                  --------       --------
Cash flows from operating activities:
Net loss ...................................................      $(11,712)      $ (2,014)
Adjustments to reconcile net loss to net cash used in
 operating activities:                                                                 --
      Depreciation and amortization ........................         1,369            352
      Amortization of deferred stock compensation ..........           747            121
      Compensation expense on stock, stock options and
        warrants ...........................................            --            185
Changes in certain assets and liabilities:
      Accounts receivable ..................................          (234)          (414)
      Prepaid expenses and other current assets ............           286             14
      Other assets .........................................          (659)            --
      Accounts payable .....................................          (876)           201
      Royalties payable ....................................            48            (25)
      Accrued liabilities ..................................            10            160
      Deferred revenue .....................................          (852)            (6)
                                                                  --------       --------
Net cash used by operating activities: .....................       (11,873)        (1,426)
                                                                  --------       --------
Cash flows from investing activities:
      Maturities of investments ............................        15,765             --
      Additions to property and equipment ..................        (5,471)          (417)
      Transaction costs incurred for iseek, Ltd.
        acquisition, net of cash acquired ..................          (229)            --
                                                                  --------       --------

Net cash provided by (used in) investing activities ........        10,065           (417)
                                                                  --------       --------
Cash flows from financing activities:
      Issuance of common stock .............................            --          1,957
      Exercise of stock options and warrants ...............           306             19
      Payments under capital lease obligations .............          (864)          (201)
      Borrowings under notes payable .......................            --          2,000
      Repayments of notes payable ..........................            --           (669)
                                                                  --------       --------
Net cash provided by (used in) financing activities ........          (558)         3,106
                                                                  --------       --------
      Effects of exchange rate changes .....................           (15)            --
                                                                  --------       --------
Net increase (decrease) in cash ............................        (2,381)         1,263
Cash, beginning of period ..................................         7,743            121
                                                                  --------       --------
Cash, end of period ........................................      $  5,362       $  1,384
                                                                  ========       ========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest .....................................      $    279       $    259
                                                                  ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Relating to the acquisition of Iseek, Limited:
  Stock issued .............................................      $ 16,104       $     --
                                                                  ========       ========
  Additions to property and equipment ......................      $    101       $     --
                                                                  ========       ========
  Additions to intangibles and other .......................      $     51       $     --
                                                                  ========       ========
  Additions to accounts payable ............................      $     54       $     --
                                                                  ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.    NET LOSS PER SHARE

      Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

      The components of basic and diluted earnings per share were as follows:


                                                             THREE MONTHS                           SIX MONTHS
                                                            ENDED MARCH 31,                       ENDED MARCH 31,
                                                    -------------------------------       -------------------------------
                                                        2000               1999               2000               1999
                                                    ------------       ------------       ------------       ------------
Numerator:
  Net loss ...................................      $ (6,593,000)      $ (1,363,000)      $(11,712,000)      $ (2,014,000)
Denominator:
  Basic and diluted weighted average
    common shares outstanding ................        21,565,043         11,866,530         21,795,046         10,461,472
                                                    ------------       ------------       ------------       ------------

    Basic and diluted net loss per share .....      $      (0.31)      $      (0.11)      $      (0.54)      $      (0.19)
                                                    ============       ============       ============       ============

3.    BUSINESS COMBINATION

      On February 23, 2000, the Company acquired iseek, Limited, a privately held company incorporated in Queensland, Australia, in an all-stock transaction. Under the terms of the acquisition, the shareholders of iseek received 925,000 shares of N2H2 common stock. The transaction was accounted for as a purchase.

      The total purchase price was as follows:

             Common stock issued ..................    $16,104,000
             Acquisition costs incurred ...........        287,000
             Liabilities assumed ..................         54,000
                                                       -----------
               Total purchase price ...............    $16,445,000
                                                       ===========

      The total purchase price of $16,445,000 was allocated to the fair value of the assets acquired as follows:


                                                                  Amortization
                                                                     Life
                                                                  ------------
       Tangible assets ....................      $   160,000
       Intangible assets:
         Client redirect software .........          969,000           5
         Customer lists ...................          572,000           5
         Goodwill .........................       14,744,000           5
                                                 -----------
           Total intangible assets ........       16,285,000
                                                 -----------

       Total purchase price ...............      $16,445,000
                                                 ===========


      The following pro forma financial information gives effect to the acquisition, assuming that the acquisition took place as of October 1, 1998:

                                                           SIX MONTHS
                                                         ENDED MARCH 31,
                                                   ----------------------------
                                                       2000            1999
                                                   ------------    ------------
      Revenue .................................    $  5,212,000    $  2,605,000
      Net loss ................................    $(13,677,000)   $ (3,665,000)
      Basic and diluted net loss per share ....    $      (0.60)   $      (0.32)

4.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements (SAB 101), was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The Company is currently reviewing the requirements of SAB 101. Adoption of this standard could have a material impact on the Company's financial statements.

      In March 2000, the EITF issued EITF 00-2 - Accounting for Web Site Development Costs. This statement defines requirements for capitalization and expensing of costs incurred during the development of a web site. The statement is effective for interim periods beginning July 1, 2000. Costs incurred during the planning stage should be expensed; costs incurred during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. The Company's website and maintenance costs are currently expensed as incurred, therefore the adoption of this statement is not expected to have any material effect on the Company's results of operations or its financial position.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

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

OVERVIEW

      N2H2 is a leading Internet infrastructure company specializing in filtering, Internet management and content delivery services for work, home and school. The company reviews and categorizes Web content and delivers it with integrated Internet products and services through a global interactive network. During the period the company reached record user growth and revenues. The company added 2.5 million new users during the quarter, achieving more than 12.5 million users and a network of more than 1,500 filtering-enabled servers in the U.S., Canada, Australia, UK, Japan, Germany, Chile, Mexico, India, and Bermuda. Based on annual industry forecasts from Quality Education Data, N2H2 estimates it achieved over 80% market share in U.S. public schools initially adopting filtering during the quarter. N2H2 landed statewide filtering contracts with Arkansas, Idaho, and Massachusetts, and recently added the state of Iowa as well as one of the nation's largest Education Service Centers in Houston. The company's enterprise and consumer market efforts are positioned to generate a significant portion of the Company's revenues in fiscal 2001, primarily through strategic partnerships.

THREE MONTHS ENDED MARCH 31, 2000

Revenues

      We generate our revenues from installations, subscriptions and advertising fees.

      Advertising revenue during the quarter contributed $1.0 million or 33% of total revenues, up from $85,000 or 6% of total revenues for the comparable period in the prior fiscal year. The increase primarily comes from the increased usage and ad impressions on the N2H2 ResourceBar, which is offered on every page viewed by education users.

      Also included in revenues for the quarter are barter revenues generated from exchanging advertising services for user access to Microsoft Encarta Online via the N2H2 ResourceBar. Such transactions are recorded at the fair value of advertisements delivered. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense on a straight-line basis over the contract period. This quarter's results included the first of ten quarters of such barter revenue from Microsoft's corporate sponsorship.

       Installation revenues increased by 93% to $0.8 million from $0.4 million for the comparable period in the prior fiscal year. Subscription revenues increased by 27% to $1.2 million from $0.9 million for the comparable period in the prior fiscal year. The increase in installation and subscription revenues reflect growth from both domestic and international markets and is offset by decreases in education fees as schools adopting N2H2's sponsor-based filtering option received free or reduced price installations.

Cost of revenues

      Cost of revenues during the quarter were $1.6 million or 55% of total revenues, up from $0.4 million or 25% of total revenues for the comparable period in the prior fiscal year. Included in the cost of revenues are costs for customer support and Web review, bandwidth and server depreciation expenses. Beginning in April 1999, we have included search processing and hosting fees as cost of revenues associated with the new advertising model. The inclusion of search processing and hosting fees has contributed to the increase in cost of revenues. In addition, increased Searchopolis traffic has resulted in additional search processing and hosting costs. N2H2 continues to expand its support infrastructure to address emerging demands for its current and future products.

Sales and marketing

      Sales expenses consist primarily of salaries and commissions. Marketing expenses consist primarily of salaries, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel.

      Sales and marketing expenses for the three months ended March 31, 2000 increased 675% to $4.0 million from $0.5 million for the comparable period in the prior fiscal year. This increase is due to continued effort to improve our market position. Particularly, we incurred significant trade show costs during the period, increased staffing in the sales department, and incurred costs to expand our enterprise and consumer market efforts. We also incurred additional sales and marketing costs through the consolidation of iseek Limited, a wholly owned subsidiary acquired during the quarter to enhance our market presence in Australia.

Research and development

      Research and development costs consist primarily of salaries and benefits for software developers plus consulting fees. Development costs and all costs related to internal research and development have been expensed as incurred.

      Research and development expenses for the quarter increased by 161% to $1.0 million from $0.4 million for the comparable period in the prior fiscal year. The increase was primarily due to continued hiring of additional engineers and other technical staff.

General and administrative

      General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, the cost of facilities and general depreciation expenses.

      General and administrative expenses for the three months ended March 31, 2000 increased by 145% to $3.5 million from $1.4 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the company.

SIX MONTHS ENDED MARCH 31, 2000

Revenues

      Advertising revenue for the six month period contributed $1.4 million or 26% of total revenues, up from $0.2 million or 7% of total revenues for the comparable period in the prior fiscal year. Toward the end of fiscal 1999, the company began offering customers the choice of receiving filtering services in exchange for allowing us to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. Recognizing N2H2's audience reach, new sponsors including Nickelodeon, Chevron, and others were added during the period. We continue to work closely with 24/7 Media to develop sponsorships and generate advertising revenue.

      Also included in revenues for the quarter are barter revenues generated from exchanging advertising services for user access to Microsoft Encarta Online via the N2H2 ResourceBar. Such transactions are recorded at the fair value of advertisements delivered. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense on a straight-line basis over the contract period. This quarter's results included the first of ten quarters of such barter revenue from Microsoft's corporate sponsorship.

      Installation revenues increased by 81% to $1.5 million from $0.8 million for the comparable period in the prior fiscal year. Subscription revenues increased by 44% to $2.3 million from $1.6 million for the comparable period in the prior fiscal year. The increase in installation and subscription revenues reflect growth from both domestic and international markets and is offset by decreases in education fees as schools adopting N2H2's sponsor-based filtering choice received free or reduced price installations.

Cost of revenues

      Cost of revenues during the quarter were $2.9 million or 56% of total revenues, up from $0.6 million or 22% of total revenues for the comparable period in the prior fiscal year. Included in the cost of revenues are costs for customer support and Web review, bandwidth and server depreciation expenses. Beginning in April 1999, we have included search processing and hosting fees as cost of revenues associated with the new advertising model. The inclusion of search processing and hosting fees has contributed to the increase in cost of sales. In addition, increased customer support personnel and Web site review costs were incurred to support our expanding operations.

Sales and marketing

      Sales and marketing expenses for the six months ended March 31, 2000 increased 648% to $6.6 million from $0.9 million for the comparable period in the prior fiscal year. This increase is due to continued effort to improve our market position. Particularly, we incurred significant trade show costs during the period, increased staffing in the sales department, and incurred costs to expand our enterprise and consumer market efforts.

Research and development

      Research and development expenses for the six months ended March 31, 2000 increased by 204% to $2.1 million from $0.7 million for the comparable period in the prior fiscal year. The increase was primarily due to the continued hiring of additional engineers and other technical staff.

General and administrative

      General and administrative expenses for the six months ended March 31, 2000 increased by 190% to $6.5 million from $2.2 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the company.

LIQUIDITY AND CAPITAL RESOURCES

      Our cash and marketable securities were $39 million or 55% of total assets at March 31, 2000 compared to $57 million or 84% of total assets at September 30, 1999. The decrease is due primarily to cash used in operating activities. Cash flow used in operations totaled $11.9 million for the six months ended March 31, 2000, compared to $1.4 million for the comparable period of the prior fiscal year. We had working capital of $37.2 million at March 31, 2000, compared to $33.4 million at September 30, 1999.

      We made $5.5 million in capital expenditures during the six months ended March 31, 2000, compared to $0.4 million during the comparable period of the prior fiscal year. The additions during the six months ended March 31, 2000 primarily represent field servers and computer hardware purchased to support our growth in customer base. Additional computer hardware and software were purchased to augment our information systems infrastructure and provide computer equipment for our increased number of employees. We also incurred capital expenditures for leasehold improvements related to the expansion of our leased facilities.

      Financing activities consumed $0.8 million for the six months ended March 31, 2000, primarily due to $0.9 million of payments under capital lease obligations plus $0.2 million of cash paid for the acquisition of iseek, Limited, offset by $0.2 million cash received from the exercise of options to purchase our common stock.

      We believe that current cash balances, along with ongoing maturity of securities, will be sufficient to fund its activities for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and investments. Due to the our investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.


                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      There are no litigation matters pending.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

      In connection with the registrant's initial public offering, the registrant received net proceeds of approximately $59.8 million. From the effective date of the registration statement to March 31, 2000, the registrant has used those proceeds as follows:

                                                                (thousands)
                                                                -----------
      Increase in short term investments .....................     32,167
      Increase in long term investments ......................      4,704
      Construction of facilities - leasehold improvements ....        654
      Purchase of equipment ..................................      6,900
      Acquisition of iseek, Limited ..........................        229
      Repayment of indebtedness ..............................      2,631
      General operations .....................................     12,560
                                                                 --------
            Total ............................................   $ 59,845
                                                                 ========

      None of the above uses involved direct or indirect payments to directors, officers, affiliates or 10% owners of the registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its Annual Shareholders Meeting on March 9, 2000 at which time the shareholders voted on the following proposals:

(1) Election of four directors for a one-year term:

       Name of Candidate                   For             Withheld
       -----------------                   ---             --------
       Hollis R. Hill ..............    15,923,646          79,465
       Richard R. Rowe .............    15,993,306           9,805
       Mark A. Segale ..............    15,924,306          78,805
       Peter H. Nickerson ..........    15,993,106          10,005

      The aforesaid nominees have been elected, as Directors for the term set forth above.

(2) Approval of the Company's Employee Stock Purchase Plan:

      The vote was 14,017,114 for, 118,580 against, 15,585 abstentions and 1,851,832 broker non-votes. The Employee Stock Purchase Plan was approved.

(3) Approval of the Company's 2000 Stock Option Plan:

      The vote was 12,505,250 for, 1,634,094 against, 11,935 abstentions and 1,851,832 broker non-votes. The 2000 Stock Option Plan was approved.

(4) Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors:

    The vote was 15,993,937 for, 6,132 against and 3,042 abstentions. There were no broker non-votes. The appointment of PricewaterhouseCoopers LLP was approved.


ITEM 5. OTHER INFORMATION

      Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               10.1 Distribution Agreement dated March 6, 2000 between Microsoft Corporation and the registrant*

               27.1            Financial Data Schedule


         * Information has been omitted pursuant to a request for confidential treatment and has been filed separately with the Securities and Exchange Commission.

         b)    Reports on Form 8-K.

               The Company filed a Form 8-K and a Form 8-K/A regarding the acquisition of iseek, Limited on February 23, 2000.



                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    N2H2, INC.


Dated:  May 12, 2000                By: /s/ Peter H. Nickerson
                                       -----------------------------------------
                                       Peter H. Nickerson
                                       Chairman, President and Chief Executive
                                       Officer (principal executive officer)

Dated:  May 12, 2000                By: /s/ John F. Duncan
                                       -----------------------------------------
                                       John F. Duncan
                                       Vice President - Chief Financial Officer,
                                       Secretary, and Treasurer (principal
                                       financial and accounting officer)