Form 10-Q
period 2000-06-30
N2H2 INC
filed 2000-08-11
CIK 1077301

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    As of August 4, 2000, the registrant had outstanding 22,492,462 shares of common stock, no par value.

                                   N2H2, INC.

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION ......................................................................     3

        Item 1. Financial Statements ...............................................................     3

                CONDENSED CONSOLIDATED BALANCE SHEETS ..............................................     3

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME ...........     4

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS ....................................     5

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ...............................     6

        Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of
                  Operations .......................................................................     8

        Item 3. Quantitative And Qualitative Disclosures About Market Risk .........................    11

PART II--OTHER INFORMATION .........................................................................    12

        Item 1. Legal Proceedings ..................................................................    12

        Item 2. Changes In Securities And Use Of Proceeds ..........................................    12

        Item 3. Defaults Upon Senior Securities ....................................................    12

        Item 4. Submission Of Matters To A Vote Of Security Holders ................................    12

        Item 5. Other Information ..................................................................    12

        Item 6. Exhibits And Reports On Form 8-K ...................................................    12

SIGNATURES .........................................................................................    13

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                JUNE 30,       SEPTEMBER 30,
                                                                  2000             1999
                                                               -----------     -------------
                                                               (UNAUDITED)
ASSETS:
Current assets:
      Cash .............................................        $  8,327         $  7,743
      Investments ......................................          22,277           27,937
      Accounts receivable, net .........................           2,412            1,434
      Prepaid expenses and other assets ................             625            1,136
                                                                --------         --------
      Total current assets .............................          33,641           38,250

Long-term investments ..................................           3,603           24,698
Acquired intangible assets, net ........................          15,153               --
Property and equipment, net ............................          10,034            3,990
Other assets ...........................................           1,227              618
                                                                --------         --------
      Total assets .....................................        $ 63,658         $ 67,556
                                                                ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
      Accounts payable .................................        $  1,679         $  1,871
      Royalties payable ................................             198              100
      Accrued liabilities ..............................           1,555            1,062
      Deferred revenue .................................             428            1,304
      Current portion of capital leases ................             170              466
      Current portion of long term debt and notes
        payable ........................................             667               --
                                                                --------         --------
      Total current liabilities ........................           4,697            4,803

Deferred revenue .......................................             113              303
Capital lease obligations ..............................             340              952
Long term debt and notes payable, net of current
  portion ..............................................           1,222               --
                                                                --------         --------
      Total liabilities ................................           6,372            6,058
                                                                --------         --------
Shareholders' equity:
      Common stock .....................................          91,727           75,528
      Notes receivable from shareholders ...............            (818)             (25)
      Deferred stock compensation expense ..............            (473)          (1,940)
      Accumulated other comprehensive income ...........             (26)              --
       Accumulated deficit .............................         (33,124)         (12,065)
                                                                --------         --------
       Total shareholders' equity ......................          57,286           61,498
                                                                --------         --------
       Total liabilities and shareholders' equity ......        $ 63,658         $ 67,556
                                                                ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
           (unaudited, in thousands except share and per share data)

                                                                 THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                      JUNE 30,                         JUNE 30,
                                                           -----------------------------     -----------------------------
                                                               2000             1999             2000             1999
                                                           ------------     ------------     ------------     ------------
Revenues ..............................................    $      3,324     $      1,732     $      8,505     $      4,337
Cost of revenues ......................................           2,059              617            4,957            1,197
                                                           ------------     ------------     ------------     ------------
Gross profit ..........................................           1,265            1,115            3,548            3,140
                                                           ------------     ------------     ------------     ------------
Operating expenses:
      Sales and marketing .............................           5,956              779           12,551            1,661
      Research and development ........................             993              470            3,075            1,154
      General administrative ..........................           4,146            1,688           10,596            3,915
                                                           ------------     ------------     ------------     ------------
      Total operating expenses ........................          11,095            2,937           26,222            6,730
                                                           ------------     ------------     ------------     ------------
Operating loss ........................................          (9,830)          (1,822)         (22,674)          (3,590)
Interest income (expense), net ........................             483              (92)           1,639             (338)
Gain (loss) on sale of investments ....................              --               --              (24)              --
                                                           ------------     ------------     ------------     ------------
Net loss ..............................................          (9,347)          (1,914)         (21,059)          (3,928)
                                                           ------------     ------------     ------------     ------------
Foreign currency translation gain (loss) ..............             (26)              --              (26)              --
                                                           ------------     ------------     ------------     ------------
Comprehensive income ..................................    $     (9,373)    $     (1,914)    $    (21,085)    $     (3,928)
                                                           ============     ============     ============     ============

Basic and diluted net loss per share ..................    $      (0.42)    $      (0.13)    $      (0.96)    $      (0.33)
                                                           ============     ============     ============     ============

Basic and diluted weighted average shares
  outstanding .........................................      22,437,913       14,520,178       21,915,816       11,998,672
                                                           ============     ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                          NINE MONTHS
                                                                                         ENDED JUNE 30,
                                                                                      ---------------------
                                                                                        2000         1999
                                                                                      --------     --------
Cash flows from operating activities:
Net loss .........................................................................    $(21,059)    $ (3,929)
Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ..............................................       3,263          588
      Amortization of deferred stock compensation ................................       1,069          192
      Compensation expense on stock, stock options and  warrants .................          --          304
Changes in operating assets and liabilities:
      Accounts receivable ........................................................        (977)      (1,314)
      Prepaid expenses and other assets ..........................................         511         (116)
      Other assets ...............................................................        (559)          --
      Accounts payable ...........................................................        (246)         430
      Royalties payable ..........................................................          98           --
      Accrued liabilities ........................................................         493          177
      Deferred revenue ...........................................................      (1,066)         293
                                                                                      --------     --------
Net cash used in operating activities: ...........................................     (18,473)      (3,375)
                                                                                      --------     --------
Cash flows from investing activities:
      Maturities of investments ..................................................      32,756           --
      Purchases of investments ...................................................      (6,000)          --
      Notes receivable from shareholders .........................................        (793)          --
      Additions to property and equipment ........................................      (8,125)        (801)
      Transaction costs incurred for iseek, Ltd. acquisition, net of cash
        acquired .................................................................        (229)          --
                                                                                      --------     --------
Net cash provided by (used in) investing activities ..............................      17,609         (801)
                                                                                      --------     --------
Cash flows from financing activities:
      Issuance of common stock ...................................................          --       11,057
      Exercise of stock options and warrants .....................................         493           61
      Payments under capital lease obligations ...................................        (908)        (583)
      Borrowings under notes payable .............................................       2,000        2,018
      Repayments of notes payable ................................................        (111)      (2,771)
                                                                                      --------     --------
Net cash provided by financing activities ........................................       1,474        9,782
                                                                                      --------     --------
      Effects of exchange rate changes ...........................................         (26)          --
                                                                                      --------     --------
Net increase (decrease) in cash ..................................................         584        5,606
Cash, beginning of period ........................................................       7,743          121
                                                                                      --------     --------
Cash, end of period ..............................................................    $  8,327     $  5,727
                                                                                      ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest ........................................................    $    348     $    403
                                                                                      ========     ========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Relating to the acquisition of Iseek, Limited:
   Stock issued ..................................................................    $ 16,104     $     --
                                                                                      ========     ========
   Acquired intangibles ..........................................................    $ 16,285     $     --
                                                                                      ========     ========
   Additions to property and equipment ...........................................    $    101     $     --
                                                                                      ========     ========
   Additions to intangibles and other ............................................    $     51     $     --
                                                                                      ========     ========
   Additions to accounts payable .................................................    $     54     $     --
                                                                                      ========     ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.     BASIS OF PRESENTATION

       The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

2.     NET LOSS PER SHARE

       Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

       The components of basic and diluted earnings per share were as follows:

                                                            THREE MONTHS                        NINE MONTHS
                                                            ENDED JUNE 30,                     ENDED JUNE 30,
                                                     -----------------------------     -----------------------------
                                                         2000             1999             2000             1999
                                                     ------------     ------------     ------------     ------------
Numerator:
   Net loss .....................................    $ (9,347,000)    $ (1,914,000)    $(21,059,000)    $ (3,928,000)
Denominator:
   Basic and diluted weighted average
     common shares outstanding ..................      22,437,913       14,520,178       21,915,816       11,998,672
                                                     ------------     ------------     ------------     ------------
      Basic and diluted net loss per share ......    $      (0.42)    $      (0.13)    $      (0.96)    $      (0.33)
                                                     ============     ============     ============     ============

       Warrants of 439,280 and options of 3,469,487 have been excluded from the calculation because they are anti-dilutive.

3.     LINE OF CREDIT

       On April 6, 2000, the Company drew a $2 million equipment advance from its credit facility with Imperial Bank. The advance is collateralized by the Company's recently purchased computer hardware. Borrowings under this facility are payable in thirty-six equal monthly installments of principal plus accrued interest. Interest is accrued at the bank's prime rate plus 0.5%.

       As of June 30, 2000, the Company has received a commitment from Imperial Bank to increase its credit line to $7.5 million. This credit line may be used for working capital and longer term equipment financing.

4.     BUSINESS COMBINATION

       On February 23, 2000, the Company acquired iseek, Limited, a privately held company incorporated in Queensland, Australia, in an all-stock transaction. Under the terms of the acquisition, the shareholders of iseek received 925,000 shares of N2H2 common stock. The transaction was accounted for as a purchase.

       The total purchase price was as follows:

          Common stock issued                             $16,104,000
          Acquisition costs incurred                          287,000
          Liabilities assumed                                  54,000
                                                          -----------
            Total purchase price                          $16,445,000
                                                          ===========

       The total purchase price of $16,445,000 was allocated to the fair value of the assets acquired as follows:

                                                                Amortization
                                                                    Life
                                                                ------------
         Tangible assets                        $   160,000          --
         Intangible assets:
           Client redirect software                 969,000           5
           Customer lists                           572,000           5
           Goodwill                              14,744,000           5
                                                -----------
              Total intangible assets            16,285,000
                                                -----------
         Total purchase price                   $16,445,000
                                                ===========

       The following pro forma financial information gives effect to the acquisition, assuming that the acquisition took place as of October 1, 1998:

                                                       NINE MONTHS
                                                      ENDED JUNE 30,
                                               ---------------------------
                                                   2000           1999
                                               ------------    -----------
 Revenue                                       $  8,546,000    $ 4,336,000
 Net loss                                      $(23,120,000)   $(6,431,000)
 Basic and diluted net loss per share          $      (1.01)   $     (0.50)

5.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In December 1999, SEC Staff Accounting Bulletin: No. 101 - Revenue Recognition in Financial Statements (SAB 101) was issued. This pronouncement summarizes certain of the SEC Staff's views on applying generally accepted accounting principles to revenue recognition. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. The Company is currently reviewing the requirements of SAB 101. Adoption of this standard could have a material impact on the Company's financial statements.

       In March 2000, the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") issued EITF 00-2 - Accounting for Web Site Development Costs. This statement defines requirements for capitalization and expensing of costs incurred during the development of a web site. The statement is effective for interim periods beginning July 1, 2000. Costs incurred during the planning stage should be expensed; costs incurred during the web application and infrastructure development stage should be capitalized; and generally the costs incurred during the operation stage should be expensed. The Company's website and maintenance costs are currently expensed as incurred, therefore the adoption of this statement is not expected to have any material effect on the Company's results of operations or its financial position.

       In March 2000, the EITF reached a consensus on EITF Issue 00-3. This consensus indicates that a software element covered by AICPA Statement of Position ("SOP 97-2") is only present in a software hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. Therefore, SOP 97-2 only applies to hosting arrangements in which the customer has such an option. Arrangements that do not give the customer such an option are service contracts and are outside the scope of SOP 97-2. The Task Force observed that hosting arrangements that are service arrangements may include multiple elements that affect how revenue should be attributed. The Company recognizes revenue related to software hosting as service is provided, therefore this consensus is not expected to have any material effect on the Company's results of operations or its financial position.

       In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44, effective July 1, 2000, clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. The Company does not expect FIN 44 to have a material effect on its or results of operations or financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

       Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, believes or continue, the negative of such terms or other comparable terminology. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic market conditions, the success of our brand and systems development efforts, the absence of patent protection for N2H2's technology, the fact that others have patented various filtering technologies, and customer acceptance of our services, products and fee structures. Further information on the factors and risks that could affect N2H2's business, financial condition and results of operations are included in
Part 1, Item 1 to the Company's Form 10-K for the year ended September 30, 1999, which has been filed with the Securities and Exchange Commission and is available at http://www.sec.gov.

OVERVIEW

       N2H2 is a leading Internet infrastructure company specializing in filtering, Internet management and content delivery services for work, home and school. The Company reviews and categorizes Web content and delivers it with integrated Internet products and services through a global interactive network. During the quarter, the Company added approximately 3 million new users and reached a total of 15.5 million users, realizing record growth in new users. Based on annual industry forecasts from Quality Education Data, N2H2 estimates it provides services to over 40% of the U.S. public schools that use filtering. The Company has achieved its long-standing goal of dominating the school market. N2H2's market-leading position in K-12 schools in the U.S. has grown to encompass 13.4 million students. N2H2 now provides filtering to statewide networks in Iowa, Arkansas, Idaho, Tennessee, Massachusetts, and Maine, as well as major school districts representing sizable student populations in Florida, Texas, New York, Pennsylvania, Ohio, Nevada and Nebraska. Over the past year, the Company estimates that its market share doubled and its user base increased by 130%.

       Continuing its strategy of opening new markets, N2H2 has expanded in the consumer, enterprise, and international markets. The Company recently introduced `N2H2 for Home -- ISP Edition,' a new ISP and consumer product. This patent pending product is expected to accelerate the Company's growth in the consumer market and to extend its technology leadership. With 15.5 million users driving Internet traffic through the N2H2 global server network, N2H2 has amassed a vast knowledge resource. Consistent with the Company's market expansion strategy, the Company formed a new analytic services group to conduct custom traffic studies for customers and use anonymous aggregate data from its network to develop reports targeted to major marketing organizations.

THREE MONTHS ENDED JUNE 30, 2000

Revenues

       N2H2 generates revenue primarily from installations, subscriptions and advertising fees.

       Installation revenues increased by 590% to $1.6 million from $0.2 million for the comparable period in the prior fiscal year. The increase reflects strong growth in new customers.

       Subscription revenues were $1.0 million for the quarter, compared to $1.2 million for the comparable period in the prior fiscal year. The change reflects an expected shift in the revenue mix as schools adopting N2H2's sponsor-based filtering choice received free or reduced price subscriptions.

       Advertising revenue increased by 110% to $0.7 million from $0.3 million for the comparable period in the prior fiscal year. The increase primarily comes from the increased audience reach.

       Also included in revenues for the quarter are barter revenues of $0.2 million generated from exchanging advertising services. Such transactions are recorded at the fair value of advertisements delivered. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense on a straight-line basis over the contract period.

Cost of revenues

       Cost of revenues during the quarter were $2.1 million or 62% of total revenues, up from $0.6 million or 36% of total revenues for the comparable period in the prior fiscal year. Included in the cost of revenues are costs for customer support and Web review, plus advertising commissions, hosting, bandwidth and server depreciation expenses. The increase in cost of revenues is primarily from depreciation charges resulting from the increase in customer servers installed in the last two quarters. Increased advertising commissions associated with N2H2's sponsor-based filtering model have also contributed to the increase in cost of revenues.

Sales and marketing

       Sales expenses consist primarily of salaries and commissions. Marketing expenses consist primarily of salaries, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel.

       Sales and marketing expenses for the quarter increased 665% to $6.0 million from $0.8 million for the comparable period in the prior fiscal year. This increase is primarily due to the Company's continued effort to open new markets and gain market share. During the quarter, the Company increased its staff and spent aggressively to support its growth in new markets and new products. This includes the creation and execution of several marketing campaigns promoting the Company's leading network of school-aged Internet users and its Internet management products, and education marketing costs which typically peak during this quarter.

Research and development

       Research and development costs consist primarily of salaries and benefits for software developers plus consulting fees. Development costs and all costs related to internal research and development have been expensed as incurred.

       Research and development expenses for the quarter increased by 111% to $1.0 million from $0.5 million for the comparable period in the prior fiscal year. The increase is primarily due to increased engineers and other technical staff to support the Company's ongoing product development activities.

General and administrative

       General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, the cost of facilities and general depreciation expenses.

       General and administrative expenses for the quarter increased by 146% to $4.1 million from $1.7 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the Company. The Company also incurred a one-time severance expense of $0.4 million during the quarter upon the departure of its Chief Operating Officer in April 2000.

NINE MONTHS ENDED JUNE 30, 2000

Revenues

       Installation revenues for the nine-month period increased by 191% to $3.2 million from $1.1 million for the comparable period in the prior fiscal year. The increase reflects strong growth in new customers.

       Subscription revenues for the nine-month period increased by 20% to $3.3 million from $2.7 million for the comparable period in the prior fiscal year. The increase in subscription revenue reflects growth from both domestic and international markets and is offset by decreases in education fees as schools adopting N2H2's sponsor-based filtering choice received free or reduced price subscriptions.

       Advertising revenue for the nine-month period increased by 307% to $2.1 million from $0.5 million for the comparable period in the prior fiscal year. Toward the end of fiscal 1999, the Company began offering customers the choice of receiving filtering services in exchange for allowing N2H2 to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. New sponsors including Nickelodeon, Chevron, and others were added during the period. The Company continues to work closely with 24/7 Media to develop sponsorships and generate advertising revenue.

       Also included in revenues for the period are $0.4 million of barter revenues generated from exchanging advertising services. Such transactions are recorded at the fair value of advertisements delivered. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense on a straight-line basis over the contract period.

Cost of revenues

       Cost of revenues during the period were $5.0 million or 58% of total revenues, up from $1.2 million or 28% of total revenues for the comparable period in the prior fiscal year. Included in the cost of revenues are costs for customer support and Web review, plus advertising commissions, hosting, bandwidth and server depreciation expenses. The increase in cost of revenues is primarily from depreciation charges resulting from the ongoing increase in customer servers installed during the period. Increased advertising commissions associated with N2H2's sponsor-based filtering model, adopted at the end of fiscal 1999, have also contributed to the increase in cost of revenues.

Sales and marketing

       Sales and marketing expenses for the nine months ended June 30, 2000 increased 656% to $12.6 million from $1.7 million for the comparable period in the prior fiscal year. This increase is primarily due to the Company's continued effort to open new markets and gain market share. The Company increased its staff and spent aggressively to support its growth in new markets and new products. Particularly, the Company incurred significant trade show costs during the period, launched several significant advertising campaigns, increased staffing in the sales department, and incurred costs to expand the enterprise and consumer market efforts.

       The Company also incurred additional sales and marketing costs through the acquisition and consolidation of iseek Limited, a wholly owned subsidiary acquired in the second quarter of fiscal 2000 to enhance market presence in Australia.

Research and development

       Research and development expenses for the nine months ended June 30, 2000 increased by 166% to $3.1 million from $1.2 million for the comparable period in the prior fiscal year. The increase is primarily due to increased engineers and other technical staff to support the Company's ongoing product development activities.

General and administrative

       General and administrative expenses for the nine months ended June 30, 2000 increased by 171% to $10.6 million from $3.9 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the Company. In addition, the Company incurred increased non-cash charges to amortize deferred compensation costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and marketable securities were $31.2 million or 49% of total assets at June 30, 2000 compared to $57 million or 84% of total assets at September 30, 1999. The decrease is due primarily to cash used in operating activities. Cash flow used in operations totaled $18.5 million for the nine months ended June 30, 2000, compared to $3.4 million for the comparable period of the prior fiscal year. The Company had working capital of $28.9 million at June 30, 2000, compared to $33.4 million at September 30, 1999.

       The Company made $8.1 million in capital expenditures during the nine months ended June 30, 2000, compared to $0.8 million during the comparable period of the prior fiscal year. The additions during the period primarily represent field servers and computer hardware purchased to support the Company's growth in customer base. Additional computer hardware and software was purchased to augment the company's information systems infrastructure and provide computer equipment for its increased number of employees. The Company also incurred capital expenditures for leasehold improvements related to the expansion of its leased facilities. The Company believes that its current internal infrastructure is adequate to support additional growth. As such, capital expenditures are expected to decrease in the near term.

       Financing activities provided $1.5 million for the nine months ended June 30, 2000, primarily due to a $2.0 million draw on the Company's credit facility with Imperial Bank plus $0.5 million cash received from the exercise of options to purchase the Company's common stock, offset by $0.9 million of payments under capital lease obligations and $0.2 million cash paid for the acquisition of iseek, Limited in the second quarter of fiscal 2000.

       As of June 30, 2000, the Company has received a commitment from Imperial Bank to increase its credit line to $7.5 million. This credit line may be used for working capital and longer term equipment financing.

       The Company believes that current cash balances, along with ongoing maturities of securities and financing available through the Company's line of credit, will be sufficient to fund its activities for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and investments. Due to the Company's investment policies and procedures, we have determined that the risk associated with interest rate fluctuations related to these financial instruments does not pose a material risk to the Company.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no litigation matters pending.

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company received net initial public offering proceeds of $59,845,000 in July 1999. At September 30, 1999 the Company had remaining net proceeds from its initial public offering of $52,124,000. During the nine months ended June 30, 2000, the Company used $21,085,000 to fund its operating loss, leaving remaining net proceeds of $31,039,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable.

ITEM 5. OTHER INFORMATION

       Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a)     Exhibits:

                  10.1   Promissory Note dated April 27, 2000 between Kevin Fink, Chief
                         Technology Officer, and the registrant

                  10.2   Promissory Note dated May 17, 2000 between Kevin Fink, Chief
                         Technology Officer, and the registrant

                  10.3   Promissory Note dated May 23, 2000 between Kevin Fink, Chief
                         Technology Officer, and the registrant

                  10.4   Promissory Note dated April 27, 2000 between Peter Keane, Vice
                         President - Advertising, and the registrant

                  10.5   Promissory Note dated May 18, 2000 between Peter Keane, Vice
                         President - Advertising, and the registrant

                  27.1   Financial Data Schedule

           b)     Reports on Form 8-K.

                  None

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         N2H2, INC.

Dated:  August 11, 2000                  By: /s/ Peter H. Nickerson
                                             -----------------------------------
                                             Peter H. Nickerson
                                             Chairman, President and Chief
                                             Executive Officer
                                             (principal executive officer)

Dated:  August 11, 2000                  By: /s/ John F. Duncan
                                             -----------------------------------
                                             John F. Duncan
                                             Vice President - Chief
                                             Financial Officer,
                                             Secretary, and Treasurer
                                             (principal financial
                                             and accounting officer)