Form 10-K405
period 2000-09-30
N2H2 INC
filed 2000-12-28
CIK 1077301

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                 FORM 10-K/405
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDING SEPTEMBER 30, 2000

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                         COMMISSION FILE NUMBER 0-26825

                                   N2H2, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  WASHINGTON                                     91-1686754
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

                900 FOURTH AVENUE, SUITE 3600, SEATTLE, WA 98164
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (206) 336-1501

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                        COMMON STOCK, WITHOUT PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 7, 2000, the registrant had outstanding 22,367,675 shares of common stock, no par value, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $11,183,838.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Portions of the registrant's definitive 2001 Proxy Statement to be filed with the Commission are incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. GENERAL.

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

     Forward-looking statements typically are identified by the use of such terms as "may," "will," "expect," "believe," "anticipate," "estimate," "plan," and similar words, although some forward-looking statements are expressed differently.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect on events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business, prospects and results of operations.

     N2H2, Inc. and its subsidiaries (together "N2H2") are a leading provider of content filtering for the Internet. N2H2 creates hardware and software solutions that allow Internet users to filter over 40 content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability.

     We market our products through our direct sales force, re-sellers and service providers. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides us with broad coverage of worldwide markets.

     The N2H2 strategy is to provide Internet management and content filtering solutions to the enterprise marketplace by leveraging its expertise in filtering larger-scale networks in the sensitive environment found in the education marketplace. N2H2 has three broad-based product lines -- servers (our proxy-based filtering solution), a new MSP (Managed Service Provider) software solution, and client-server hybrid targeted at ISPs and affinity groups.

     N2H2 was incorporated in Washington in June 13, 1995 and is headquartered in Seattle. The mailing address for our headquarters is 900 Fourth Avenue, Suite 3600, Seattle, Washington 98164, and our telephone number at that location is 206-336-1501. We can also be reached at our website, http://www.n2h2.com.

FILTERING SOLUTIONS AND TECHNOLOGY

  N2H2 Internet Filtering -- Our MSP Software plug-in Filtering Solution

     Our new MSP software plug-in solution targets enterprise level (corporate and government) customers*. N2H2 has developed applications that reside on a customer's server, behind (or on) the network firewall. This solution is designed to be downloadable from the Internet and installed by the customer. N2H2's database of Internet content, typically delivered daily, is provided to the product via a secure "pull" method that is designed to allow the customer the ability to download the database without opening their firewall to external intrusion.

---------------

* The MSP model is defined here as the delivery of system management services over a network on a subscription basis to IT departments and other customers who manage their own technology assets (source: MSP Association).

     The N2H2 Internet Filtering family of solutions harnesses N2H2's newest filter engine technology to deliver fast Internet filtering at the server level. Unlike N2H2's traditional proxy server model, this new solution is customer administered and not directly managed by N2H2, allowing network administrators to implement and tune the solution to meet their specific performance needs.

     This solution has a user interface that allows the customer to tailor the filtering profiles for the organization by selecting categories to "block" from N2H2's extensive Internet category list. The solution also allows the customer to generate log files of Internet usage by user name and group (vs. IP address) that can be stored on the server or transferred to a separate server for secure and/or long-term storage. The solution also has a standard reporting suite that allows system administrators and managers the ability to view Internet usage patterns of the organization.

     N2H2 Internet Filtering solutions will be available on major enterprise grade hardware and operating systems platforms.

  N2H2 Internet Filtering Manager -- Our Client-based Filtering Solution

     The solution's primary target audience is ISPs or affinity groups that serve the home user and small businesses. The client product is a PC-based layered service provider (LSP) operation. Named the N2H2 Internet Filtering Manager, it communicates with the filtering engine to determine if a site is blocked or allowed. If blocked, the browser is directed to a block page. The filtering engine resides outside the user's PC (for example, on the server at the user's ISP), allowing for daily updates from the N2H2 database of Internet content via "push" methods, keeping the local database current and accurate.

     The design of the client product easily allows modifications to logos and title bars via separate resource files to facilitate a co-branding option -- affording interested customers (ISP and affinity groups) the ability to extend their brands via this product.

     To pass enhancements to the user-base, the software automatically performs a daily check with an "update" server to see if a newer version is available. This check occurs when the browser is launched and the filtering is on. If a more current version of the client software is available, the user has the option to download or postpone the download of the updates.

  I2100, G2100, and I1100 Servers -- Our Proxy-based Filtering Solution

     Our on-site proxy servers are shipped to customers ready to install into their networks. N2H2 proxy servers are a combination of readily available computer hardware, including a high capacity hard drive and a high-speed network connection, purchased from outside suppliers. We configure these servers with software developed by us that enables the filtering functions. We also monitor and maintain all the software and hardware components necessary to meet our customers' filtering needs remotely from our Seattle network facility. Our filtering solutions have three main components:

     - a proxy server infrastructure,

     - our advanced Internet content categorization system, and

     - tools for filter control, reporting and data collection.

     Proxy server infrastructure: configurations and caching. Rather than installing a filter on every workstation, as is necessary with client-based products, our solution uses a proxy server that is usually installed on the customer's network. Every networked workstation uses our filtering solution to access the Internet.

     Proxy server-based systems are secure and difficult to bypass because the proxy server is installed directly in the network, thus making it virtually impossible for users to access the Internet without passing through this server. From a customer's point of view, a proxy-based system is easy and economical to operate because we manage it from a central site. The parameters our clients use to control the filtering of their Internet content are stored by the proxy server located on their networks and are based on information received from our central database of categorized Web sites. This information is updated and sent to our customers' proxy servers daily. In addition, we also send system upgrades and enhancements to our customers' proxy servers via the Internet. In most cases, we provide on-site proxy server configuration to our clients; however, for smaller networks, we offer a "redirect" service that enables multiple customers to share one regionally located proxy server.

     N2H2's operating infrastructure has been designed and implemented to provide high system availability and to support remote management and maintenance of thousands of servers handling millions of user requests per day. Our production filtering systems are individually designed and configured to support unique and disparate customer network and performance requirements. This scalability enables us to provide effective solutions to a wide range of customers, from small organizations with less than 100 Internet users, all the way up to statewide-managed networks.

     N2H2 proxy servers are built by ISO9002 certified hardware vendors utilizing industry standard hardware components easily obtained from commercial sources. N2H2 proprietary filtering software can be deployed on a broad range of platforms, including Microsoft, Sun, IBM, Linux, and Novell. Our standard I2100 and I1100 filtering proxy servers run on the Linux operating system and use custom-developed filtering proxy server software. Our internal production servers run on Linux, Sun Solaris, and Microsoft NT operating systems and use custom-developed software in addition to Apache, Microsoft SQL Server, and Sybase Adaptive Server Enterprise.

  Searchopolis(SM)

     Searchopolis, N2H2's filtered search engine, combines the following key features:

     - Safe search. Searchopolis includes our pioneering, proprietary filtering technology operated in conjunction with Inktomi's search technology. Searchopolis is designed to enable the user to find educational resources quickly and navigate safely through the Internet.

     - Focused educational content. The Searchopolis Education Resource Center includes access to searches by comprehension level, an Education Web allowing users to search a listing of approximately 5 million non-commercial Web pages, an Expert Picks search of the Web's most relevant education sites, daily fun facts, and advanced searching capabilities

  Advanced Internet Content Categorization System

     The selectable filtering criteria available to our clients are based on our listing of Internet content categories. In our Web site categorization process, we employ a multi-step procedure using automated search technology backed by human review to place Internet content into over 40 categories, with 33 distinct categories and relevant sub-categories. Automated search is used to scan the Internet on a continuous basis to quickly identify Web sites that potentially fit into these categories. We employ a wide variety of techniques for this part of our automated categorization process including artificial intelligence, keyword search, and site associations and linkages. Once a Web site has been identified as fitting into one or more of our categories, it is stored in a database and prioritized for human review. For details on categories, see http://www.n2h2.com/solutions/filtering.html.

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

PROFESSIONAL SERVICES

     N2H2's professional consulting division is a group of experienced professional consultants who help companies understand how Internet use and advertising impact their organization's bandwidth costs, employee productivity, and legal exposure. This includes expertise in the areas of intelligent Internet filtering, content categorization, Internet usage policy development, and bandwidth optimization.

  Internet Usage Assessment (IUA)

     N2H2's Internet Usage Assessment (IUA) is a consultative service that helps transform confusing and unwieldy network data into meaningful information for an organization. A complete IUA report provides a comprehensive picture of Internet use on a network. The IUA serves high-level executives or administrators of corporate entities and federal, state, and local government agencies with Internet-capable computer networks. The IUA report does not simply summarize raw log data; rather, it analyzes log data and resolves page views, time spent per page, and user sessions. Our consulting division analyzes a database of page views derived from the raw data.

  Class Clicks(R)

     Class Clicks is a new syndicated Web audience measurement service produced in partnership with Roper Starch Worldwide, a leading global marketing research and consulting firm. Class Clicks is designed to deliver key audience metrics on visits, time spent, and page views for the top 1,000 Web Sites accessed by students in U.S. K-12 schools. Class Clicks is designed to offer valuable Internet intelligence to:

     - Web Sites with sizable K-12 in-school audience

          - e-Learning sites get objective measurement of audience size and quality

          - E-Commerce sites use metrics to support advertising rates

     - Advertisers

          - Use Class Clicks intelligence to better reach the Internet youth market

          - Gain understanding of "hot sites," trends, and youth interests to guide their advertising and brand development strategies

     - Media Buyers and Advertising Agencies

          - Use Class Clicks to develop and evaluate Internet advertising plans

     - Underwriters, Investors & Analysts

          - Track the health of youth oriented dot-com businesses

          - Use the reports to establish independent measurements of site traffic

RESEARCH AND DEVELOPMENT

     N2H2's move toward the MSP model comes as we complete our entry into the enterprise space. This transition leverages our market leadership position in the education marketplace, filtering large-scale networks within sensitive environments. We are currently developing filtering technology for the new Microsoft Internet Security and Acceleration (ISA) Server 2000, a new enterprise firewall and Web cache server designed to help organizations protect, accelerate, and control their network access. A private beta testing launched in December 2000. We expect to release the final version simultaneously with Microsoft's release of ISA Server 2000, which is currently scheduled for first quarter of calendar year 2001. N2H2 Internet Filtering for Microsoft ISA Server 2000 is designed to allow organizations to maximize limited network resources and reduce bandwidth consumed by unnecessary Internet traffic through combining ISA Server 2000's caching and firewall capabilities with N2H2's Label Server technology.

FEE STRUCTURE

     Education Marketplace: We generate our revenues primarily from installation and subscription fees charged for our filtering solutions, consulting fees, and advertising fees. Beginning in November 2000, N2H2 made a strategic move away from the Bess Partner Program (BPP), our advertising model in education. When we officially initiated this model in September 1999, our goal was to increase market share by making filtering more accessible to schools through a choice of either fee-based filtering or an advertiser-supported offering. Now, with Internet advertising softening industry-wide -- contributing only 13% of our revenues in the fourth quarter fiscal year 2000 -- we are transitioning toward offering our services on a fee-only basis. N2H2 will continue to provide filtering under the ad-based model through the end of this school year. Advertising revenues will decrease in the future as we transition to the fee-based model in the education marketplace.

     Enterprise Marketplace: We generate our revenues primarily from installation and subscription fees charged for our filtering solutions, and consulting fees.

CUSTOMERS

     N2H2 provides filtering services to a customer base that includes the following:

     Enterprise and Government Entities. Enterprise customers are a growing part of our customer base. As corporate managers become increasingly concerned about bandwidth conservation, productivity and liability issues related to employee Internet usage, we believe the corporate market will present us with significant opportunities. Enterprise customers generally are large organizations with 500 or more employees with complex networking needs, usually spanning multiple locations and types of computer systems. Enterprise customers include corporations and government agencies. Small/medium-sized businesses have less than 500 employees and a need for networks of their own, as well as connection to the Internet and to business partners. Since small/medium-sized businesses generally have limited expertise, we target services that are affordable and easy to install and use to these customers.

     International. N2H2's strategic partnerships market to corporations, consumers, and schools internationally. We provide services to customers in countries including Canada, Australia, Japan, the United Kingdom, Germany, Switzerland, Korea, Chile, Mexico, and China. We believe the demand in the international market will continue to present us with significant opportunities.

     ISP/Affinity Groups. These customers provide Internet services to businesses and consumers. They include regional, national, and international long distance telecommunications carriers, as well as Internet, cable, and wireless service providers. We currently provide our filtering services to homes through approximately 280 Internet service providers. Some of these ISPs may also serve as re-sellers of our services to small businesses and schools. We provide our core technology for filtering, filtered search and portal development to affinity groups, who purchase our filtering services for their own members. They also purchase from us filtered search services to include on their own affinity group portals.

     Schools. Our school customers range from single schools to statewide systems.

SALES AND MARKETING

  Organization

     N2H2 has achieved substantial market share within the education marketplace where, historically, we have used a direct sales force. N2H2's sales activities are now focused on our enterprise marketplace products. This move into the enterprise marketplace, however, leads us to believe that the direct sales approach will not successfully translate. Therefore, we are implementing such practices as telesales for qualified leads generation, resellers, new partnership relationships, and pipeline management and control procedures. To accomplish this shift, we are aligning ourselves with a professional telesales organization to generate qualified leads. We are continuing to establish relationships with corporate resellers as we expand internationally and move further into the enterprise space. We have sales representatives concentrating on selling our solutions to regional and larger Internet service providers throughout the world. We have senior sales representatives dedicated to developing sales in the enterprise and international markets directly and indirectly through our partnerships with major technology and marketing companies, as well as developing relationships with key Internet service providers and virtual ISP groups.

     We are also concurrently aligning our sales activities to maintain our leadership position within the education marketplace.

     N2H2's worldwide direct sales and marketing organization at November 30, 2000 consisted of approximately 40 individuals, including managers, sales representatives, and technical support personnel. We have field sales offices in the United Kingdom and Australia. Currently, N2H2 has 25 resellers in the international arena and provides filtering services to Interactive TV providers, ISPs, and schools located in the United Kingdom, Australia, China, Switzerland, and Latin America. N2H2 continues working with its partner, Nissho Electronics in Japan, to extend and support infrastructure and technical implementation and build Nissho's expertise in the filtering market. Nissho Electronics currently has eleven corporate customers and is expanding its operations.

     Our customer base crosses industry lines and is not concentrated within any particular industry. In each of the past five fiscal years, no single customer has accounted for 10 percent or more of our net sales.

  Marketing

     Promotional emphasis has shifted from the education to the enterprise marketplace. As new products are developed, we expect to launch and promote them using a variety of tactics, including:

     - Direct Marketing. Traditional direct mail and e-mail messages will be targeted at qualified sales prospects.

     - Online Marketing. N2H2's Web site, www.n2h2.com, will be more intensively used to provide sales prospects with relevant product information and downloadable demo versions of filtering products. By maximizing the self-service sales potential of the web, we intend to lower our overall cost of sales.

     - Public Relations. We retain the services of public relations firms with the objective of securing favorable product reviews and general commentary.

     - Trade Shows. Carefully selected industry events have proven effective in building awareness and in generating sales leads.

     - Advertising. Limited print and online advertising are used to target market niches and to complement the overall marketing strategy.

STRATEGIC RELATIONSHIPS

     N2H2 pursues strategic alliances with other industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, and new-market creation. This year N2H2 expanded or entered into alliances with Microsoft, AT&T, RadWare, CacheFlow, Compaq, Gateway, and Sun Microsystems, among others.

     The Online Curriculum Partner Program was created to provide a "Learning Zone" which serves as an online curriculum resource center for teachers and administrators, and has since been renamed the "Preview Zone." Its purpose is to drive subscriptions and increase visibility in the education market for online curriculum publishers. N2H2 receives revenue for ad placement on Searchopolis as well as a percentage of any subscriptions purchased by end-users to the partner's offering. There are currently three partners: Riverdeep Interactive Learning, Cognitive Technologies Corporation, and Learning Outfitters. At this juncture, the results have been disappointing. This is mainly due to a slow adoption of online curriculum by the education market.

CUSTOMER SERVICE AND SUPPORT

     The N2H2 Network Operations Center (NOC) provides post-installation support to customers in the following areas: monitoring, repair and trouble tracking, N2H2-owned equipment maintenance and/or replacement, data collection and analysis, service changes, and general technical support and customer service. In addition to the aforementioned services, N2H2 provides contracted network design and configuration consulting at N2H2's then-current rates. The NOC is staffed 24 hours a day seven days a week by skilled representatives available and trained in network diagnostics, server diagnostics, general system engineering, N2H2 software and hardware, TCP/IP, and remote circuit management. At all times, there is an on-call Level II analyst available via pager for escalated issues.

COMPETITION

     We face five major competitors in the server-based Internet filtering industry, along with a number of smaller competitors. Our major competitors are Surf Control's SuperScout and CyberPatrol, Websense, Elron Software's Internet Manager, Symantec's I-Gear, and Secure Computing's SmartFilter. We have more market share in the education space than all five of these competitors combined, but we are behind all of these competitors in the enterprise space. We are primarily behind because we have come later than our competitors to the enterprise space, and because we are only now moving to implement what we believe is the necessary business model for success in the enterprise space: selling software on multiple widely accepted platforms.

INTELLECTUAL PROPERTY

     Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and brands. N2H2, BESS and SEARCHOPOLIS are U.S. registered service marks. We have also applied in the U.S. to register the N2H2, Bess and Searchopolis logos, VIRTUAL LOCKER and DELIVERING THE WEB YOU WANT, and have filed foreign applications for most of these marks. These applications may not be granted. In addition, any of our marks may be challenged by others or invalidated through administrative process or litigation. None of our technology is patented. United States trade secret and copyright law protect our proprietary search technology. We own and operate the servers that provide our proxy-based filtering services. We protect our proprietary rights through the use of intellectual property agreements with employees and consultants which cover confidentiality, nondisclosure, and assignment of invention matters. Some of our former employees and consultants who may have had access to our proprietary information have not entered into these intellectual property agreements, although we believe that all intellectual property that is material to our business is covered by signed agreements. If we are wrong in this assessment, our business could be seriously harmed.

     Trademark, copyright, and trade secret protection may not be available to us in every country in which our services are available. The laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to obtain, copy, and use our proprietary technology.

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

     There has been a public-policy debate regarding Internet filtering in schools and libraries within the U.S. Congress. This has resulted in the Children's Internet Protection Act, a bill recently passed and signed into law mandating Internet filtering in schools and libraries receiving certain federal funds, among other requirements. It should be noted, however, that there might be considerable controversy with the implementation of this legislation, which may hinder the pace of implementation.

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

     The Copyright Office recently issued a final rule interpreting the provisions of the Digital Millennium Copyright Act ("DMCA") that prohibit the circumvention of technological copyright protection mechanisms (the "Final Rule"). The Final Rule took effect on October 28, 2000, and created an exemption to the DMCA anti-circumvention provisions for compilations consisting of lists of Web sites blocked by filtering software applications. The consequence of the Final Rule is that lists of Web sites blocked by filtering software do not receive extra protection under the DMCA, and technological measures used to prevent access to such lists may be circumvented without violating the new "anti-circumvention" provisions Copyright Act.

     N2H2 considers its lists of blocked Web sites to be proprietary, valuable information. However, N2H2 does not believe that the Final Rule will affect the value of its lists of blocked Web sites. N2H2 regards its lists as trade secrets and protects their confidentiality primarily through physical security controls and contractual non-disclosure provisions. The Final Rule simply exempts lists of blocked Web sites from the new copyright law protections available under the DMCA, so that the level of copyright law protection available for such lists is the same as it was before the DMCA was enacted in 1998.

EMPLOYEES

     As of September 30, 2000, we employed 274 full time equivalent staff worldwide. On October 13, 2000, the Company announced it had streamlined its operations. As a result of these efforts, as of November 30, 2000, we employed 240 full time equivalent staff worldwide. As necessary, we supplement our regular employees with temporary and contract personnel.

RISK FACTORS

     You should carefully consider the following risk factors and all other information contained in this Form 10-K before making an investment decision regarding our common stock. Investing in our common stock involves a high degree of risk. The risks described below are not the only ones that we may face. Additional risks that are not yet identified or that we currently think are immaterial may materially adversely affect our business and financial condition in the future. Any of the following risks could seriously harm our business, financial condition, and operating results and could result in a complete loss of your investment.

WE HAVE A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES.

     We have a limited operating history. Risks and uncertainties inherent in an investment in N2H2 include, but are not limited to the following:

     - we are an Internet company in the early stages of development,

     - our limited history makes evaluation of our prospects difficult,

     - our market is rapidly evolving and highly competitive, and

     - we have incurred net losses in each quarter since we incorporated in 1995.

     We incurred net losses of $881,000 for 1997, $2.6 million for 1998, $7.7 million for 1999, and $39.3 million for 2000. We anticipate that we will continue to incur net losses for the foreseeable future.

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     We will continue to incur operating expenses, although at a reduced level (as announced in early October 2000), before we receive any substantial revenues from these expenses. Operating expenses in 2001 and beyond will include:

     - sales and marketing costs,

     - research and development costs,

     - increased depreciation expenses related to installing additional servers in customers' networks, and

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

WE ARE DISCONTINUING FREE FILTERING FOR SCHOOLS, AND OUR FUTURE REPLACEMENT OF LOST ADVERTISING REVENUE IS UNCERTAIN.

     We are terminating the advertising-based fee structure previously offered to schools. Customers currently under this model will be converted to an alternative fee structure. We cannot assure you that customers will accept our alternate fee structure. Even if they accept the alternate fee structure, we cannot assure you that we will receive enough fee-based revenues to make up for lost advertising fees. Furthermore, schools customers are parties along with the Company to contracts which may not allow unilateral termination by either party. As a result, any unilateral termination by the Company of these contracts may give rise to liabilities associated with breach of contract claims.

     Through fiscal 1999, we have derived substantially all of our revenues through a combination of subscription and installation fees for our filtering services. Our subscription revenues were $548,000 for 1997, $1.7 million for 1998, and $3.8 million for 1999; and our installation revenues were $570,000 for 1997, $1.4 million for 1998, and $1.8 million for 1999. As a percentage of total revenues, subscription revenues represented 49% for 1997, 56% for 1998, and 57% for 1999. For fiscal 2000, subscription revenues were $4.3 million, or 39%, of total revenues; and installation revenues were $4.1 million, or 37%, of total revenues. Advertising contributed $2.4 million, or 22%, of total revenues for the year. While our advertising revenues are expected to be substantially eliminated, we anticipate, but cannot guarantee, that they will be replaced by fee-based revenues.

OUR STOCK MAY BE DELISTED FROM NASDAQ.

     At the time of filing, our stock price has closed below $1.00 per share for 29 consecutive business days. If at any time the bid price for N2H2's common stock falls below $1.00 per share for a period of thirty consecutive business days, the Nasdaq National Market System has the right to delist the stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. In the event our stock price did not rise above $1.00 for the required ten consecutive business days, we would have the right to request a hearing to appeal a determination that our stock should be delisted. There is no guarantee that we would prevail in such a hearing. If our stock were delisted, the delisting could have an adverse affect on the price of our common stock and could adversely affect the liquidity of the shares held by our shareholders.

OUR QUARTERLY FINANCIAL RESULTS FLUCTUATE AND MAY BE AFFECTED BY SEASONAL VARIATIONS.

     Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future. Operating results vary depending on a number of factors, many of which are outside our control, including:

     - it is difficult to project the rate of market acceptance of new product introductions,

     - quarterly cash flows from subscription payments are difficult to forecast because the sales cycle, from initial evaluation to delivery of services, varies substantially between customers,

     - we typically receive subscription payments in advance of the costs directly associated with delivery of monthly services over the term of the 12 month contract, making it difficult to associate costs with cash flows,

     - our educational services customers typically budget and purchase goods and services on a fiscal school year basis beginning in August of each year, and

     - user traffic on our school customer systems has historically been lower during the summer and during year end vacation and holiday periods.

     Due to the combination of these and other factors, quarter to quarter comparisons of operating results are not necessarily meaningful or indicative of future performance. Further, it is possible that in some future quarter or quarters our operating results will not meet or exceed the expectations of public market analysts or investors. If that happens, or if adverse conditions prevail or are perceived to prevail, either for our business or the market generally, the market price of our common stock could be seriously harmed.

OUR SUCCESS DEPENDS ON CONTINUED MARKET ACCEPTANCE AND OPERATION OF OUR INTERNET FILTERING SERVICES.

     If we are unable to continue to solve our customers' Internet content filtering problems, we will experience diminished revenues and the growth of our business will be impaired. We currently receive, and expect to continue to receive, a substantial portion of our revenues from our Internet filtering services. Our future financial performance will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our Internet filtering services. We cannot assure you that we will be successful in upgrading and continuing to sell our Internet filtering services or that any new products or services that we may develop or acquire will achieve market acceptance. Any failure to upgrade our services or products or to maintain our market acceptance could seriously harm our business, financial condition, and results of operations.

OUR FILTERING CATEGORIZATIONS ARE SUBJECTIVE, AND WE MAY FAIL TO FILTER ALL POTENTIALLY OBJECTIONABLE CONTENT.

     We may not succeed in sufficiently filtering Internet content to meet our customers' expectations. We rely upon a combination of automated filtering technology and human review to categorize Web site content through our filtering services and on Searchopolis. The total number of Web sites and partial Web sites is growing rapidly. A partial Web site is a graphic image, text or other visual appearing as a part of a full Webscreen display. We rely upon our staff of reviewers to place Internet content into our more than 40 content categories. We cannot assure you that our filtering technologies will successfully block all potentially objectionable Internet content. Our categorized database also may not contain substantially all of the material available on the Internet fitting into any one of our content categories. In addition, our customers may not agree with our categorization determinations. Our failure to effectively categorize and filter Internet content according to our customers' expectations would generate negative publicity which would impair the growth of our business and our efforts to increase brand awareness.

OUR ABILITY TO MANAGE GROWTH IS UNPROVEN.

     Potential growth is likely to place a significant strain on our managerial, operational, financial, and other resources. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively.

WE MAY FAIL TO COMPETE SUCCESSFULLY WITH OTHER PROVIDERS OF INTERNET FILTERING SERVICES.

     The market for our services and products is intensely competitive and rapidly changing. Many of our competitors are larger and have substantially greater resources than us. Our primary competition comes from keyword, Universal Resource Locator, and packet filtering software applications. Although we believe our products provide a better quality filtering service, these products are significantly less expensive than our filtering services and can often be downloaded for free over the Internet.

     We compete directly with a number of Internet content management firms, including publishers and distributors of traditional media and general-purpose consumer online services such as America Online and Microsoft Network. Although we believe the Internet provides opportunities for more than one provider of content filtering services similar to ours, one or more of our competitors may eventually dominate the sector. Further, we have only recently begun to provide these services, and competitors' products and services may achieve greater market acceptance than ours.

     Increased competition could result in price reductions, reduced profitability, or loss of market share, any of which would seriously harm our business, financial condition, and results of operations.

WE WILL NEED TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS.

     N2H2 pursues strategic alliances with other industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, and new market creation. This year, N2H2 expanded or entered into alliances with Microsoft, AT&T, RadWare, CacheFlow, Compaq, Gateway, and Sun Microsystems, among others. We depend on strategic relationships to offer services and products to a larger customer base than can be reached through our direct sales efforts. We have a strategic relationship with Inktomi for operating our filtering search technology. Our plans for developing our international business rely on additional strategic relationships. We cannot assure you that we will be able to maintain and expand our strategic relationships or enter into new strategic relationships or that these new relationships will be on commercially reasonable terms.

     If we are unable to maintain and expand our existing strategic relationships or enter into new strategic relationships, we will need to use substantially more resources to develop, distribute, sell, and market our services and products than planned. We would also lose the customer introductions and co-marketing benefits that we anticipate from such strategic relationships. Our success will depend both on the success of the other parties to these relationships and on their ability to market our services and products successfully. Most of these companies have multiple strategic relationships, and we cannot assure you that they will regard their relationships with us as significant for their own businesses. If any of these firms fail to effectively promote our services or products, our business, financial condition, and results of operations will be seriously harmed through decreased growth opportunities.

WE ARE DEPENDENT ON KEY INDIVIDUALS WHO MAY BE SUBJECT TO CONFLICTING DEMANDS.

     Our success depends on the performance of our senior management, including Peter H. Nickerson, our President, Chief Executive Officer and Chairman of the Board. We have entered into employment agreements with members of senior management of various terms. Mr. Nickerson is also a principal of Nickerson & Associates, an econometric and data management consulting company, and he performs consulting services for that firm that could impose conflicting demands on his time.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED AND EXPERIENCED EMPLOYEES.

     We face a significant risk from a loss of any member of our senior management team or any key employee, particularly if they join or form a competitor. These risks relate mainly to:

     - the loss of such individual's skills and talent,

     - the resulting loss of existing or potential customers, or

     - the unauthorized disclosure or use of our technical knowledge, practices, procedures or customer lists.

     Loss of a key employee could seriously harm our business, financial condition, and results of operations. We cannot assure you that in such an event we would be able to recruit personnel to replace our senior management in a timely manner and on acceptable terms.

     We expect there will continue to be competition for experienced engineering, sales, and consulting personnel, particularly in the Internet market. Many of the companies we compete against for experienced personnel have greater resources than us. Competition in the Seattle area for these personnel is particularly intense, and we cannot assure you that we will be successful in attracting and retaining qualified personnel. As a result, our growth could be limited due to our lack of capacity to provide our services. We could also experience deterioration in service levels or decreased customer satisfaction. Either of these occurrences could seriously harm our business, financial condition, and results of operations through increased costs of doing business and decreased demand for our services.

EXPANDING OUR INTERNATIONAL OPERATIONS EXPOSES US TO A NUMBER OF RISKS.

     We currently have very limited international operations. Our Internet filtering solutions revenues from customers outside the United States (primarily in the United Kingdom, Australia, and Canada) represented approximately $84,000 in fiscal 1998, $158,000 for fiscal 1999, and $571,000 for fiscal 2000. As a key component of our business strategy, we intend to expand our international sales and support operations, and for that purpose we hired a European operations director in June 1999, created N2H2 Limited (a wholly owned subsidiary formed under the laws of the United Kingdom) in August 1999, and acquired iseek, Ltd. (a company formed under the laws of Australia) in February 2000. Our ability to expand our international operations is subject to a number of risks, including:

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

     - our dependence on local staff and vendors,

     - compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations,

     - longer sales cycles,

     - possible delays or greater difficulty in accounts receivable collection,

     - import and export restrictions and tariffs, and

     - uncertainties regarding transactions in foreign currencies.

     If we are unable to successfully manage the risks associated with our international operations, our international sales growth will be limited and our results of operations will be seriously harmed. Currently, we do not engage in or intend to engage in hedging.

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

WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY AND PROPRIETARY TECHNOLOGY.

     We may fail to adequately protect our intellectual property and proprietary technology. Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and brands. N2H2 and Bess are registered United States service marks. We have also applied to register Searchopolis and Virtual Locker as trademarks. These trademark applications may not be granted. In addition, any of our trademarks may be challenged by others or invalidated through administrative process or litigation. None of our technology is patented. Our proprietary search technology is protected by United States trade secret and copyright laws. We own and operate the servers that provide our filtering services. We protect our proprietary rights through the use of intellectual property agreements with employees and consultants covering confidentiality, nondisclosure, and assignment of invention matters. Some of our former employees and consultants who may have had access to our proprietary information have not entered into these intellectual property agreements, although we believe that all intellectual property that is material to our business is covered by signed agreements. If we are wrong in this assessment, former employees could use our proprietary technology without our having an effective remedy, and our business would be seriously damaged.

MANY OF OUR PRODUCTS ARE DEPENDENT ON THIRD-PARTY SOFTWARE.

     Many of the Company's new products are still in development and are being designed to be dependent on third-party software. If any of these third-party software developers (i) cancel plans for their software, (ii) change the design of their software resulting in incompatibility with the Company's products, or
(iii) delay the launch of their software, it may have a negative impact on N2H2's business, financial condition and results of operations. As one example, in December 2000, N2H2 released the beta version of its filtering technology for the new Microsoft Internet Security and Acceleration (ISA) Server 2000. N2H2 plans to release its final version simultaneously with Microsoft's release of ISA Server 2000, currently scheduled for the first quarter of calendar year 2001. Since the Company's sales of its filtering technology is dependent upon Microsoft's timely launch of the ISA Server 2000, any cancellation or delays by Microsoft in its release of ISA Server 2000 may have a negative impact on N2H2's business, financial condition, and results of operations.

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

WE MAY BECOME INVOLVED IN INTELLECTUAL PROPERTY DISPUTES AND CANNOT PREDICT THE LIKELIHOOD OR IMPACT OF AN UNFAVORABLE OUTCOME.

     We expect that as competition in the market for Internet filtering increases and as the number of patents continues to increase, the potential for intellectual property claims against us may also increase. Prolonged litigation against us concerning alleged infringement would likely result in significant expense to us and divert the efforts of our management and development personnel, even if we are successful in that litigation. In the event of an adverse result, we could be required to do one or more of the following:

     - pay substantial damages, including treble damages,

     - permanently cease use of any infringing technology,

     - obtain a license for the technology or expend significant resources to develop noninfringing technology, and

     - attempt to redesign our filtering services to avoid the infringement or to develop noninfringing technology.

     Any limitation on our ability to market our services or products or any incurrence of substantial costs and delays associated with redesigning our services or products would seriously harm our business, financial condition, and results of operations.

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

OUR SYSTEMS MAY BE VULNERABLE TO SECURITY RISKS OR SERVICE DISRUPTIONS THAT COULD HARM OUR BUSINESS.

     Our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process user requests. Such events could be very expensive to remedy and could damage our reputation, discouraging existing and potential customers from using our services. In the past we have experienced unsuccessful attempts at electronic break-ins but we may experience break-ins in the future. Any such events could substantially harm our business, financial condition, and results of operations.

     In August 1998, we entered into an Internet hosting agreement with Exodus Communications, Inc., which will maintain some of our servers through August 1999, with automatic one year renewals. Our operations depend on Exodus's ability to protect our systems against damage from fire, earthquake, power loss, flood, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any major disruption in our services could diminish revenues, decrease customer and user confidence in our services and/or stunt the growth of our business.

WE MAY NOT BE ABLE TO DISTRIBUTE OUR SERVICES ABROAD DUE TO UNITED STATES EXPORT LAWS.

     The encryption technology contained in our services and products is subject to United States export controls. Such export controls limit our ability to distribute certain encrypted services and products outside of the United States. While we take precautions against unlawful exportation, such exportation inadvertently may have occurred in the past or may occur from time to time in the future, subjecting us to potential liability. Future legislation or regulation may further limit the encryption technology that we can include in our services and products. In addition, foreign governments have import and domestic use laws and regulations that restrict the types of permitted encryption software distributed in their countries. Such regulations could alter the design, production, distribution, and use of our services and products.

THE FUTURE ROLE OF THE INTERNET IN EDUCATION IS UNCERTAIN.

     The success of our services and products in the education market will depend, in large part, on the continued broad use and acceptance of the Internet as a source of information. Schools, teachers and parents may cease to consider the Internet a viable research tool due to concerns over the potential exposure of students to unsuitable material, even with filtering services such as ours, or because of inadequate development of telecommunications and networking systems. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Cutbacks in technology funding could also limit use of the Internet in schools. If the necessary Internet infrastructure and complementary products are not developed on a timely basis, or if school use of the Internet experiences a significant decline, we may not be successful in growing our business and our financial condition and results of operations would be seriously harmed.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES COULD ADD ADDITIONAL COSTS TO DOING BUSINESS ON THE INTERNET.

     Currently, few laws or regulations specifically govern communications or commerce on the Internet. In the future, laws and regulations may be adopted regarding user privacy, pricing, and the characteristics and quality of products and services. For example, the Telecommunications Act of 1996 sought to prohibit transmitting various types of information and content over the Internet. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

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

     - our failure to meet or exceed analyst estimates, and

     - other events or factors, many of which are beyond our control.

     In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many Internet companies and that often have been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded technology companies have current market prices below their initial public offering price. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, following periods of volatility in the marketplace for a company's securities, securities class action litigation often has been instituted. We would incur substantial costs and a diversion of management attention and resources resulting from such litigation, which would seriously harm our business, financial condition, and results of operations.

OUR OFFICERS, DIRECTORS AND SIGNIFICANT SHAREHOLDERS HAVE VOTING CONTROL.

     As of September 30, 2000, 54% of our outstanding common stock was beneficially owned by our directors, executive officers and each person or group that we know owns more than 5% of our common stock, together with the individuals or entities affiliated with them, assuming no exercise of outstanding warrants or stock options. These shareholders, if acting together, are able to control substantially all matters requiring approval by our shareholders, including the election of all directors and approval of significant corporate transactions.

WE MAY NEED ADDITIONAL CAPITAL AND MAY BE UNABLE TO RAISE IT ON ACCEPTABLE
TERMS.

     We may experience a material decrease in liquidity due to increased operating expenses, unforeseen capital requirements or other events and uncertainties. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. Further, if we issue additional equity securities, shareholders may experience significant dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business and results of operations.

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

ITEM 2. PROPERTIES.

     Our principal place of business is located in Seattle, Washington where, as of September 30, 2000, we lease approximately 56,000 square feet of office space. Beginning October 15, 2000 we amended our lease agreement to decrease our total leased space to approximately 43,000 square feet. Our principal lease expires on August 31, 2005. Subsidiary offices in Australia and the United Kingdom are located in leased facilities under leases expiring in August 31, 2003, and April 30, 2003, respectively. We believe that these facilities are adequate to meet our current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See Note 6 of "Notes to Consolidated Financial Statements."

ITEM 3. LEGAL PROCEEDINGS.

     At this time, there are no material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2000.

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

                                                               HIGH        LOW
                                                              -------    -------
FISCAL 2000
  Fourth Quarter of 2000 -- July 1, 2000 through September
     30, 2000...............................................   5.2344          1.875
  Third Quarter of 2000 -- April 1, 2000 through June 30,
     2000...................................................  13.50            3.50
  Second Quarter of 2000 -- January 1, 2000 through March
     31, 2000...............................................  25.0938         11.0625
  First Quarter of 2000 -- October 1, 1999 through December
     31, 1999...............................................  33.125           7.875
FISCAL 1999
  Fourth Quarter of 1999 -- July 30, 1999 through September
     30, 1999...............................................  13.50            7.125

     During the fiscal year of 2000, we continued to use proceeds from the initial public offering dated July 30, 1999. To date, offering proceeds have been used for working capital and other general corporate purposes.

     The remaining net proceeds have been invested in cash equivalents and short-term securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

     As of November 29, 2000, there were approximately 206 registered holders of the Company's Common Stock which number does not include the number of shareholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder. We believe that we have over 5,500 shareholders.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA.

     The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this annual report.

                                                     FISCAL YEAR ENDED SEPTEMBER 30,
                                            --------------------------------------------------
                                             1996      1997      1998       1999      2000(1)
                                            ------    ------    -------    -------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues..................................  $  108    $1,118    $ 3,078    $ 6,680    $ 10,973
Loss from operations......................    (817)     (762)    (2,310)    (7,869)    (41,297)
Interest income (expense), net............     (10)     (119)      (287)       148       2,039
Net loss..................................    (827)     (881)    (2,597)    (7,721)    (39,258)
Basic and diluted net loss per share......  $(0.11)   $(0.10)   $ (0.30)   $ (0.57)   $  (1.82)
Basic and diluted weighted average shares
  outstanding.............................   7,317     8,390      8,687     13,620      21,578

                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------
                                             1996      1997       1998       1999       2000
                                             -----    -------    -------    -------    -------
                                                          (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash.......................................  $ 128    $    71    $   121    $ 7,743    $ 7,993
Working capital (deficit)..................     27       (829)    (2,234)    41,447     22,445
Property and equipment, net................    163        453      1,271      3,990     10,192
Total assets...............................    400        784      1,848     67,556     44,111
Long-term obligations, excluding current
  portion(2)...............................    544        826      1,942      1,255      3,482
Total shareholders' equity (deficit).......   (352)    (1,201)    (2,904)    61,498     34,559

---------------
(1) Includes the impact of a $6,089,000 write-down on acquired intangible assets that reduced basic and diluted earnings per share by $0.28 for the year and the results of operations of iseek, Ltd. since its acquisition on February 23, 2000.

(2) Includes deferred revenue and capital lease obligations.

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

OVERVIEW

     N2H2 is a leading Internet management company, providing filtering, reporting and usage management software, and related professional services that conserve bandwidth, increase user productivity, and seek to limit potential legal liability. Our internet filtering is designed to enable large scale organizations (enterprises, government institutions, Internet Service Providers
(ISPs), schools) to control costs through customizable filtering levels that are designed to allow access to only the Web content most relevant to their specific environment.

     As a leading provider of Internet content filtering to schools, N2H2 is attempting to leverage its expertise in filtering large-scale networks within sensitive environments via additional channel presence and/or expansion plans for ISP's, corporations, governments, and other organizations. For the fiscal year ended September 30, 2000, we covered approximately 16.1 million users worldwide who accessed approximately 4.0 billion page views over the year. Additionally, we have placed more than 1,800 servers in 11 countries including the US, Canada, Australia, Japan, the United Kingdom, Germany, Switzerland, Korea, Chile, Mexico, and China. To cover these markets, we use a combination of our own sales force and various resellers both domestic and international.

     Since inception, we have derived most of our revenues through a combination of subscription and installation fees from our Internet services. Customers generally pay a one-time installation fee and enter into a subscription contract, which is typically 12 months in duration. Through fiscal 2000, we recognized installation revenues upon installation of our servers. As a result of the Company's adoption of Staff Accounting Bulletin No. 101 ("SAB 101") on October 1, 2000, installation fees will be recognized over the expected period of the customer relationship. Subscription revenues will continue to be recognized on a monthly basis over the life of the subscription contract.

     During 1999, we began to offer alternate fee structures to our school customers. We gave them the choice of paying our recurring subscription fees or receiving our filtering services at reduced rates or without charge in exchange for allowing us to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. As noted in our Annual Report on Form 10-K for fiscal 1999, we were unable to predict the impact of this fee structure on our revenues. The revenues resulting from advertising and sponsorships were less than hoped for. As a result, we are terminating the advertising-based fee structure previously offered to schools. Customers currently under this model will be converted to an alternative fee structure. We will continue to provide filtering under the advertising-based model through the end of the school year. The Company believes this move will create more consistent long-term revenue, while still providing the best possible products for our customers.

     We are building products for the enterprise filtering market place. The Company plans to release the public beta version of our filtering technology for the new Microsoft Internet Security and Acceleration (ISA) Server 2000 to initial customers in early 2001. A private beta testing was launched in December 2000. The Company expects to release its final version simultaneously with Microsoft's release of ISA Server 2000, which is currently scheduled for first quarter of calendar year 2001. Further product development is continuing, and we anticipate launching eight to ten products compatible with widely accepted platforms during calendar year 2001.

     N2H2's Internet Filtering Manager, our new client-server hybrid solution that was released in August 2000, has already been adopted by a number of small Internet service providers worldwide. The product has been localized into Spanish and Portuguese to meet the overseas interest in this product.

     We have a limited operating history and our prospects are subject to the risks, expenses, and difficulties encountered by companies in the rapidly evolving Internet market. We have incurred significant net losses since inception and, as of September 30, 2000, had incurred aggregate operating losses of approximately $51.3 million from inception. These losses have been funded primarily through the issuance of common stock and debt. We intend to continue to seek opportunities to improve efficiencies in our operations to better control expenses.

     Revenues: We generate our revenues primarily from installation and subscription fees charged for our filtering services, consulting fees, and advertising fees. Our increasing revenues over the period-to-period comparisons, which follow, have been due primarily to increased sales volumes. Advertising revenues will decrease in the future as we transition from the advertising to the fee for service model in the education marketplace. Our implementation of SAB 101, effective beginning in fiscal 2001, will result in installation revenues being recognized over the life of the customer relationship. Comparisons between fiscal 2001 and 2000 will show a slower growth rate of revenues between these years as a result.

     Internet filtering services and customer support costs: Costs of Internet filtering services and customer support consists of the costs of Website review, technical installation and support, search engine and Web hosting services, and bandwidth.

     Educational content and advertising costs: Educational content and advertising expenses included product license fees and advertising commissions. Some product licenses fees will be reduced in fiscal 2001 compared to fiscal 2000 due to the cancellation of certain contracts.

     Sales and marketing: Sales expenses consist primarily of salaries, commissions and bonuses. Marketing expenses consist primarily of salaries, marketing brochures, trade shows, direct mailing programs, advertising, public relations and travel. Sales and marketing expenses also include an allocation of corporate facilities costs. We believe that sales and marketing costs will decrease as a result of focusing our sales and marketing efforts more specifically on clearly targeted markets and products.

     Research and development: Research and development expenses consist primarily of salaries and benefits for software developers, consulting fees, and an allocation of corporate facilities costs. Research and development activities consist primarily of developing new products and enhancing existing products. Product costs related to internal research and development have been expensed as incurred. Future research and development expenditures may be directed towards development of enhancements of our filtering technologies, and other future service enhancements not presently defined.

     General and administrative: General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resources and administrative personnel, third-party professional service fees, and allocation of our corporate facilities costs. Ongoing general and administrative expenses will reflect recent efficiencies in our operations. At the close of fiscal year 2000, we increased productivity and reduced costs through substantial reductions in staff and expenses. We are continuing to aggressively pursue productivity increases and cost-cutting initiatives.

     Income Taxes: Prior to May 1999 we were an S corporation for federal income tax purposes, and effective May 11, 1999, became a C corporation. As a C corporation, we are subject to income tax at the corporate level to the extent we have generated net income. Any operating losses we incur will result in net operating loss carry-forwards potentially available to offset future taxable income. A full valuation allowance has currently been recorded against any deferred tax assets available to us for use in future periods because realization of these assets is primarily dependent on generating taxable net income in the future.

     In view of the rapidly changing nature of our business and our limited operating history, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful. You should not rely upon this information as an indication of future performance.

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1999

     Internet filtering and consulting service revenues: Internet filtering and consulting service revenues accounted for 78% of the revenues for fiscal 2000. Internet filtering and consulting service revenues increased $3.0 million, or 53%, to $8.6 million for fiscal 2000, from $5.6 million for fiscal 1999. The increase reflects the growth in proxy server installations and filtering subscriptions, as the number of filtering customers increased from 8.1 million in fiscal 1999 to 16.1 million in fiscal 2000. The introduction of consulting services in fiscal 2000 also contributed to the increase in revenues.

     Advertising revenues: Advertising revenues accounted for 22% of total revenues for fiscal 2000, compared to 16% for fiscal 1999. Advertising revenues increased by $1.3 million, or 118%, to $2.4 million for fiscal 2000, from $1.1 million for fiscal year 1999. The increase resulted from the official launch of the advertising fee model in late fiscal 1999, which led to increased sponsorship contracts and a higher volume of ads placed. We expect that advertising revenues will decrease in future periods as N2H2 transitions back to a subscription fee-based model for all customers.

     Internet filtering services and customer support: Costs of Internet filtering services and customer support increased by $3.9 million, or 139%, to $6.7 million for fiscal 2000 from $2.8 million for fiscal 1999. This increase was primarily due to the hiring of additional customer operations personnel to provide more technical support and service to our expanded customer bases.

     Educational content and advertising costs: Educational content and advertising expenses increased by $1.2 million, or 365%, to $1.5 million for fiscal 2000, from $0.3 million for fiscal 1999. This increase was primarily due to software license contracts entered into during the year and advertising commissions. In addition, in fiscal 1999, N2H2 switched many customers from fee for service to the ad model. This resulted in a full year of advertising serving costs in fiscal 2000 compared to a partial year in fiscal 1999.

     Sales and marketing: Sales and marketing expenses increased by $11.8 million, or 303%, to $15.7 million for fiscal 2000, from $3.9 million for fiscal 1999. This increase was primarily due to the hiring of additional sales and marketing personnel during the year to expand our market position including an aggressive expansion internationally. In addition, costs were incurred in fiscal 2000 for general corporate brand awareness campaigns and the introduction of new products.

     Research and development: Research and development expenses increased by $2.3 million, or 100%, to $4.6 million for fiscal 2000, from $2.3 million for fiscal 1999. This increase was primarily due to an increase in the number and cost of software developers and technical personnel supporting development of our filtering and Searchopolis services. The increase reflected our ongoing R&D efforts in a wide variety of new products, including the client server hybrid solution and enterprise filtering line of products. We also purchased licensed agreements for technology in order to bring products to the market in a timely fashion. All of our R&D costs are expensed as incurred.

     General and administrative: General and administrative expenses increased by $5.5 million, or 167%, to $8.8 million for fiscal 2000, from $3.3 million for fiscal 1999. This increase was primarily due to the addition of personnel to support the growth of our business, notably in information technology, and the severance-related costs for terminated officers.

     Write-down of acquired intangible costs: Certain intangible assets related to the acquisition of iseek Limited (iseek) in February 2000 were assessed for impairment at September 30, 2000 due to operating results and forecasts from iseek being less than expected. This assessment resulted in a write-down of intangible assets of $6.1 million. As a result of this write-down, non-cash amortization of goodwill has been completed in fiscal 2000. Further, management expects that non-cash amortization will be significantly reduced in 2001 and future years.

     Amortization of deferred stock compensation: Amortization of deferred stock compensation increased by $3.6 million, or 453%, to $4.4 million for fiscal 2000, from $0.8 million for fiscal 1999. As a result of the acquisition of iseek in February 2000, N2H2 recorded deferred stock compensation of $8.9 million related to the employment of certain executives of iseek. The deferred compensation is being amortized over a three-year period.

FISCAL YEAR ENDED SEPTEMBER 30, 1999 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1998

     Internet filtering and consulting service revenues: Internet filtering and consulting service revenues increased $2.5 million, or 81%, to $5.6 million for fiscal 1999, from $3.1 million for fiscal 1998. The increase reflected the growth in proxy server installations and filtering services provided to an increased customer base.

     Advertising revenues: Advertising revenues accounted for 16% of total revenues for fiscal 1999, compared to 0% for fiscal 1998. Advertising revenues were $1.1 million for fiscal 1999, from $0 for fiscal 1998, as we introduced our advertising model and began selling advertising on our filtering services during fiscal 1999.

     Internet filtering services and customer support: Cost of Internet filtering services and customer support increased by $1.7 million, or 146%, to $2.8 million for fiscal 1999, from $1.1 million for fiscal 1998. The increase was a result of an increased customer base to support.

     Educational content and advertising costs: Educational content and advertising cost represented 5% of total revenues for fiscal 1999, compared to 0% for fiscal 1998. Educational content and advertising expenses were $0.3 million for fiscal 1999, from $0 million for fiscal 1998, as we introduced our advertising model and began selling advertising on our filtering services during fiscal 1999.

     Sales and marketing: Sales and marketing expenses increased by $2.2 million, or 129%, to $3.9 million for fiscal 1999, from $1.7 million for fiscal 1998. This increase was primarily due to the hiring of additional sales and marketing personnel.

     Research and development: Research and development expenses increased by $1.8 million, or 367%, to $2.3 million for fiscal 1999, from $0.5 million for fiscal 1998. This increase was primarily due to an increase in the number of software developers and technical personnel supporting development of our filtering services.

     General and administrative: General and administrative expenses increased by $1.6 million, or 92%, to $3.3 million for fiscal 1999, from $1.7 million for fiscal 1998. This increase was primarily due to the hiring of additional personnel to support the growth of our business.

     Amortization of deferred stock compensation: Amortization of deferred stock compensation expenses was $0.8 million for fiscal 1999 as a result of N2H2 recording deferred compensation expenses for employee stock options at prices subsequently deemed to be lower than fair market value. There was no such expense for fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, we have funded our operations primarily through private sales of equity securities, the use of short-term and long-term debt, and capital leases. As of September 30, 2000, we had cash and cash equivalents of $8.0 million, and short term investments of $17.2 million. Our operating activities resulted in net cash outflows of $24.8 million for the year ended September 30, 2000, an outflow of $6.0 million for the year ended September 30, 1999, and an inflow of $0.3 million in 1998. The operating cash outflow in fiscal 2000 resulted principally from net operating losses. The operating cash outflow in fiscal 1999 resulted from net operating losses, increases in accounts receivable and prepaid expenses, and other assets. The operating cash inflow in fiscal 1998 resulted primarily from increases in prepayment of subscription fees, accounts payable, and accrued liabilities.

     Capital expenditures, excluding those under capital leases, totaled $9.5 million in fiscal 2000, $2.2 million in fiscal 1999, and $0.4 million in fiscal 1998. We anticipate that our overall capital expenditure rate will decrease in future years. While we will continue to experience an increase in capital expenditures consistent with our anticipated growth in sales and installations of new proxy servers, we believe that our current internal infrastructure is adequate to support additional growth. We anticipate that minimal purchases of equipment will be required to support our internal operations, administrative infrastructure, and personnel in fiscal 2001.

     Investment activities resulted in a net cash inflow of $20.8 million in fiscal 2000. This was the result of maturing of investments offset by the purchases of investments and the additions to property and equipment. Investment activities resulted in a cash outflow of $54.9 million in fiscal 1999. This was the result of investing the proceeds of our initial public offering.

     Financing activities for fiscal 2000 resulted in a net cash inflow of $4.3 million, primarily consisting of borrowings of $5.0 million under notes payable. For fiscal 1999, cash provided by financing activities resulted in a cash inflow of $68.5 million, which consisted primarily of $69.2 million received in connection with the sale of common stock and warrants including our initial public offering of common stock. Other financing activities in fiscal 1999 consisted of $2.0 million of proceeds from long-term debt borrowings less $1.8 million of repayments and $1.1 million of payments made under capital lease obligations. Our financing activities provided $147,000 in 1998, which consisted primarily of $210,000 in proceeds from long-term borrowings, reduced by $63,000 in payments on capital lease obligations and repayments of notes payable.

     On April 6, 2000, we drew a $2.0 million equipment advance from our term loan with Imperial Bank. The advance is collateralized by a first priority security interest in all of our unpledged assets. Borrowings under this facility are payable in thirty-six equal monthly installments of principal plus accrued interest. Interest is accrued at the bank's prime rate plus 1.0%.

     On September 20, 2000, we amended and restated our term loan and line of credit facilities with Imperial Bank. Under the amended and restated agreement, we drew an additional equipment advance for $3.0 million on September 29, 2000. The advance is collateralized by a first priority security interest in all of our unpledged assets. Borrowings under this facility are payable in thirty-six monthly installments of principal plus accrued interest. Interest is accrued at the bank's prime rate plus 1.0%. The amended and restated agreement also provides for a revolving line of credit for draws of 80% of accounts receivable assigned as security up to a maximum short-term borrowing of $2.5 million, if specified conditions are met. Our available borrowings under the line of credit are reduced by an irrevocable standby letter of credit in the amount of $715,000, which expires on July 31, 2005. Advances on the revolving line of credit bear interest on the outstanding daily balance at a rate of 0.5% above the bank's prime rate.

     Operating expenses, together with capital expenditures related to filtering servers, will consume a significant amount of our cash resources. We intend to reduce our operating expenses in fiscal 2001 and beyond as we streamline operations while entering new markets with our services and further develop our sales channels and international presence. We believe that our cash and short-term investments on hand, together with cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. See "Risk Factors -- We May Need Additional Capital And May Be Unable To Raise It On Acceptable Terms" for a description of risks associated with a decrease in liquidity.

RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. We do not use derivative instruments; therefore, the adoption of this statement is not expected to have any effect on our results of operations or our financial position.

     In December 1999, SEC Staff Accounting Bulletin: No. 101 -- Revenue Recognition in Financial Statements (SAB 101) was issued. This pronouncement requires, among other things, that recognition of certain nonrefundable up-front fees be deferred and recognized generally over the term of the customer relationship. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. In fiscal 2000 and previous years, N2H2 recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, we will begin deferring installation revenue over the expected life of the customer relationship. Accordingly, the adoption of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash charge is estimated to be $3.6 million. Such amount will be recorded as deferred revenue and recognized as installation revenue in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position, or cash flows. We believe the reported amounts of cash equivalents, investments, notes payable and capital lease obligations at September 30, 2000 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   25
Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................   26
Consolidated Statements of Operations for the Fiscal Years
  Ended September 30, 2000, 1999 and 1998...................   27
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) for the Fiscal Years Ended September 30, 2000,
  1999 and 1998.............................................   28
Consolidated Statements of Cash Flows for the Fiscal Years
  Ended September 30, 2000, 1999 and 1998...................   29
Consolidated Notes to Financial Statements..................   30

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
N2H2, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of N2H2, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Seattle, Washington
December 20, 2000

                                   N2H2, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (IN THOUSANDS, EXCEPT
                                                                  SHARE AMOUNTS)
Current assets
  Cash and cash equivalents.................................  $  7,993     $  7,743
  Investments...............................................    17,292       35,937
  Accounts receivable (net of allowances of $313 and $142 in
     2000 and 1999, respectively)...........................     2,069        1,434
  Prepaid expenses and other current assets.................     1,161        1,136
                                                              --------     --------
          Total current assets..............................    28,515       46,250
Long-term investments.......................................     3,000       16,698
Acquired intangible assets, net.............................     1,490           --
Property and equipment, net.................................    10,192        3,990
Other assets................................................       914          618
                                                              --------     --------
          Total assets......................................  $ 44,111     $ 67,556
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................  $  1,982     $  1,871
  Royalties payable.........................................       198          100
  Accrued liabilities.......................................     1,277        1,062
  Deferred revenue..........................................       762        1,304
  Current portion of capital lease obligations..............       205          466
  Current portion of long-term debt.........................     1,646           --
                                                              --------     --------
          Total current liabilities.........................     6,070        4,803
Deferred revenue............................................       184          303
Capital lease obligations, net of current portion...........       222          952
Long-term debt, net of current portion......................     3,076           --
                                                              --------     --------
          Total liabilities.................................     9,552        6,058
                                                              --------     --------
Commitments and contingencies (Notes 6 and 16)
Shareholders' equity
  Preferred stock, no par value; 50,000,000 shares
     authorized, no shares issued and outstanding...........        --           --
  Common stock, no par value; 250,000,000 shares authorized;
     22,582,509 and 21,064,285 issued and outstanding in
     2000 and 1999, respectively............................    93,085       75,528
  Notes receivable from shareholders........................    (1,073)         (25)
  Deferred stock compensation...............................    (6,069)      (1,940)
  Accumulated other comprehensive loss......................       (61)          --
  Accumulated deficit.......................................   (51,323)     (12,065)
                                                              --------     --------
          Total shareholders' equity........................    34,559       61,498
                                                              --------     --------
          Total liabilities and shareholders' equity........  $ 44,111     $ 67,556
                                                              ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED SEPTEMBER 30,
                                                       ----------------------------------------------------
                                                            2000               1999               1998
                                                       ---------------    ---------------    --------------
                                                        (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Revenues:
  Internet filtering and consulting services.........    $     8,593        $     5,605        $    3,078
  Advertising........................................          2,380              1,075                --
                                                         -----------        -----------        ----------
          Total revenues.............................         10,973              6,680             3,078
Operating expenses:
  Internet filtering services and customer support...          6,734              2,806             1,142
  Educational content and advertising costs..........          1,495                322                --
  Sales and marketing (excludes amortization of stock
     compensation of $3,287, $78 and $0 in 2000, 1999
     and 1998, respectively).........................         15,684              3,895             1,725
  General and administrative (excludes amortization
     of stock compensation of $890, $573, and $0 in
     2000, 1999 and 1998, respectively)..............          8,762              3,267             1,703
  Research and development (excludes amortization of
     stock compensation of $207, $142, and $0 in
     2000, 1999 and 1998, respectively)..............          4,610              2,310               495
  Depreciation and amortization......................          4,512              1,156               323
  Write-down of acquired intangible assets...........          6,089                 --                --
  Amortization of deferred stock compensation........          4,384                793                --
                                                         -----------        -----------        ----------
          Total operating expenses...................         52,270             14,549             5,388
                                                         -----------        -----------        ----------
Loss from operations.................................        (41,297)            (7,869)           (2,310)
Interest income (expense), net.......................          2,039                148              (287)
                                                         -----------        -----------        ----------
Net loss.............................................    $   (39,258)       $    (7,721)       $   (2,597)
                                                         ===========        ===========        ==========
  Foreign currency translation loss..................            (61)                --                --
                                                         -----------        -----------        ----------
Comprehensive loss...................................    $   (39,319)       $    (7,721)       $   (2,597)
                                                         ===========        ===========        ==========
Basic and diluted net loss per common share..........    $     (1.82)       $     (0.57)       $    (0.30)
                                                         ===========        ===========        ==========
Basic and diluted weighted average shares
  outstanding........................................     21,578,000         13,620,000         8,687,000
                                                         ===========        ===========        ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                  NOTE                      ACCUMULATED
                                           COMMON STOCK        RECEIVABLE      DEFERRED        OTHER
                                       --------------------       FROM       STOCK OPTION   COMPENSATION   ACCUMULATED
                                         SHARES     AMOUNT    SHAREHOLDERS   COMPENSATION      INCOME        DEFICIT      TOTAL
                                       ----------   -------   ------------   ------------   ------------   -----------   --------
                                                                  (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at September 30, 1997........   8,686,411   $   546     $    --        $    --          $ --        $ (1,747)    $ (1,201)
Exercise of stock options............     374,062        75                                                                    75
Compensation expense recognized on
  issuance of stock, stock options
  and warrants.......................                   819                                                                   819
Net loss.............................                                                                         (2,597)      (2,597)
                                       ----------   -------     -------        -------          ----        --------     --------
Balance at September 30, 1998........   9,060,473     1,440          --             --            --          (4,344)      (2,904)
Issuance of common stock, private
  offering, net of issuance costs of
  $243...............................   4,131,245    10,788                                                                10,788
Issuance of common stock, public
  offering, net of issuance costs of
  $1,409.............................   4,950,000    58,436                                                                58,436
Exercise of warrants.................       6,342        20                                                                    20
Issuance of warrants.................                    77                                                                    77
Conversion of notes payable into
  common stock.......................   1,998,622     1,693                                                                 1,693
Exercise of stock options............     792,603       156         (25)                                                      131
Compensation expense recognized on
  issuance of common stock...........     125,000       216                                                                   216
Deferred compensation expense
  relating to issuance of stock
  options............................                 2,702                     (2,702)                                        --
Amortization of deferred stock option
  compensation.......................                                              762                                        762
Net loss.............................                                                                         (7,721)      (7,721)
                                       ----------   -------     -------        -------          ----        --------     --------
Balance at September 30, 1999........  21,064,285    75,528         (25)        (1,940)           --         (12,065)      61,498
Issuance of common stock related to
  acquisition, net of purchase
  costs..............................     925,000    16,104                     (8,911)                                     7,193
Issuance of common stock related to
  employee stock purchase plan.......      36,453        77                                                                    77
Exercise of stock options and
  warrants...........................     556,771       519                                                                   519
Issuance of warrants.................                 1,255                                                                 1,255
Issuance of notes receivable to
  shareholders, net of reserve of
  $805...............................                            (1,048)                                                   (1,048)
Deferred compensation relating to
  repricing of stock options.........                    56                        (56)                                        --
Reversal of deferred compensation
  relating to forfeiture of stock
  options............................                  (454)                       454                                         --
Amortization of deferred stock option
  compensation.......................                                            4,384                                      4,384
Comprehensive loss:
  Net loss...........................                                                                        (39,258)     (39,258)
    Unrealized loss on foreign
      currency translation...........                                                            (61)                         (61)
                                                                                                ----        --------     --------
    Total comprehensive loss.........                                                            (61)        (39,258)     (39,319)
                                       ----------   -------     -------        -------          ----        --------     --------
Balance at September 30, 2000........  22,582,509   $93,085     $(1,073)       $(6,069)         $(61)       $(51,323)    $ 34,559
                                       ==========   =======     =======        =======          ====        ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2000        1999       1998
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss....................................................  $(39,258)   $ (7,721)   $(2,597)
  Adjustments to reconcile net loss to net cash provided by
     (used by) operating activities:
     Depreciation and amortization..........................     4,512       1,262        346
     Write-down of acquired intangible assets...............     6,089          --         --
     Amortization of deferred stock compensation............     4,384         762         --
     Compensation expense on common stock and warrants......        --         216        819
     Provision for accounts receivable......................       369         261          8
     Provision for shareholder loans........................       805          --         --
     Notes payable issued for services......................        --          --         98
     Debt forgiven..........................................        --         (18)        --
  Change in certain assets and liabilities:
     Accounts receivable....................................    (1,005)     (1,374)       (70)
     Prepaid expenses and other assets......................      (384)     (1,619)      (134)
     Accounts payable.......................................        57       1,420        372
     Royalties payable......................................        98         (50)       150
     Accrued liabilities....................................       215         601        364
     Deferred revenue.......................................      (661)        273        930
                                                              --------    --------    -------
          Net cash (used by) provided by operating
            activities......................................   (24,779)     (5,987)       286
                                                              --------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of investments..................................   (13,000)    (53,636)        --
  Maturities of investments.................................    45,344       1,001         --
  Additions to property and equipment.......................    (9,499)     (2,240)      (383)
  Notes receivable from shareholders........................    (1,853)         --         --
  Transaction costs incurred for iseek, Ltd. acquisition,
     net of cash acquired...................................      (229)         --         --
                                                              --------    --------    -------
          Net cash used by investing activities.............    20,763     (54,875)      (383)
                                                              --------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock, net.............................        77      69,224         --
  Exercise of stock options and warrants....................       519         151
  Payments under capital lease obligations..................      (991)     (1,128)       (51)
  Borrowings under notes payable............................     5,000       2,000        210
  Repayments of notes payable...............................      (278)     (1,763)       (12)
                                                              --------    --------    -------
          Net cash provided by financing activities.........     4,327      68,484        147
                                                              --------    --------    -------
  Effects of exchange rates.................................       (61)         --         --
Net increase (decrease) in cash and cash equivalents........       250       7,622         50
Cash and cash equivalents, beginning of period..............     7,743         121         71
                                                              --------    --------    -------
Cash and cash equivalents, end of period....................  $  7,993    $  7,743    $   121
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                   N2H2, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       SEPTEMBER 30, 2000, 1999, AND 1998

 1. DESCRIPTION OF BUSINESS

     N2H2, Inc. (N2H2 or the Company), a Washington corporation, was founded in 1995. The Company is an Internet management company, providing filtering, reporting and usage management software and related professional services to conserve bandwidth, increase user productivity, and seeks to limit potential legal liability. The Company's internet filtering is designed to enable large scale organizations (enterprises, government institutions, ISPs, schools) to control costs through customizable filtering levels that are designed to allow users only access to Web content most relevant to their specific environment.

     The Company has experienced significant net operating losses from inception. In fiscal 2000, the Company incurred operating losses of $41.3 million and used $24.8 million of cash its operating activities. Management expects that operating losses and negative cash flows to continue at least through fiscal 2001 as the Company continues to develop its product offerings and customer base. Management has, however, implemented reductions in force and other cost reduction measures in fiscal 2001 to reduce future cash outflows. If the Company fails to develop revenues from new products and expand its customer base, it will require additional debt or equity financing to continue its operations beyond September 30, 2001. Such financing may not be available on acceptable terms or at all.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of N2H2, Inc. and its wholly owned subsidiaries, N2H2, Ltd. and iseek Pty Limited (iseek). All inter-company accounts and transactions have been eliminated.

  Foreign Currency Translation

     The functional currency of the Company's foreign operations is considered to be the local currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Resulting translation adjustments are excluded from results of operations and reported in accumulated other comprehensive income
(loss).

  Cash and Cash Equivalents

     Cash and cash equivalents represent funds on deposit with banks or invested in a variety of highly liquid short-term instruments with original maturities of less than three months.

  Investments

     The Company's investments are comprised primarily of debt securities, which are classified as held-to-maturity at purchase. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. For the purpose of computing realized gains and losses, costs are identified on a specific identification basis.

     The cost method is used to account for the Company's investment in 4.8% of the common stock of OneName/Intermind, a privately held company, because the Company does not have the ability to exercise significant influence over OneName/Intermind's operating and financial policies.

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

  Transfer of Financial Instruments

     In the fiscal year ended September 30, 1999, the Company terminated the practice of factoring accounts receivable with the bank. Prior to that, the Company did factor certain customer receivables with full recourse to a bank. The transfer of accounts receivable was recorded by the Company as a sales transaction under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The receivables were sold at a discount which was recorded upon sale, and monthly finance charges were incurred based upon average monthly balances outstanding with the factor. These monthly fees were recorded in the period incurred. Customer accounts repurchased from the factor were included in accounts receivable.

  Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the related asset or the term of the lease. Software developed or obtained for internal use is capitalized and amortized over three years.

     The cost of normal maintenance and repairs are charged to expense as incurred. Expenditures for major improvements are capitalized, at cost. Gains or losses on the disposition of assets are reflected in the results of operations at the time of disposal.

  Acquired Intangible Assets

     Acquired intangible assets consist of developed technology, covenants not to compete and customer lists purchased in conjunction with the iseek. Acquired intangible assets are being amortized over five years, using the straight-line method. The carrying value of acquired intangible assets is reviewed for impairment periodically when circumstances indicate potential impairment. As a result of such a review, the carrying value of intangible assets was written down by approximately $6.1 million in fiscal 2000 (Note 7). Amortization expense for fiscal year 2000 amounted to $1.0 million. There were no acquired intangible assets or related amortization in the prior year.

  Impairment of Long-lived Assets

     The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Fair value is determined using the expected net discounted cash flow from the assets.

  Royalties Payable

     Royalties payable represent amounts payable to independent providers of educational content and Internet search services under service agreements. Amortization is based on the greater of amounts determined by the contractual royalty rates or amounts computed on a straight-line basis over the terms of the agreements.

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

  Revenue Recognition

     The Company's revenues are derived from its filtering, Internet management, and content delivery services. These primarily include filtering subscriptions, installation fees and advertising revenue.

     Subscription revenues represent the fees associated with the right to use the Company's software and hardware, access to filtering updates and customer support. Subscription revenues are recognized over the life of the subscription contract. Subscription payments received in advance of revenue recognition are recorded as deferred revenue.

     Installation revenues represent fees associated with the customization and installation of the Company's software on the proxy servers which are sent to the customers. Installation revenues are recognized when the server is installed by the end-user, and when the criteria for revenue recognition under Statement of Position No. 97-2, Software Revenue Recognition, are applied and satisfied. The criteria include, but are not limited to, the existence of vendor-specific objective evidence, delivery of the service to a customer, the Company's lack of significant obligations to the customer, and a determination that collectibility of the amount due is probable.

     Advertising revenue contracts based on the number of impressions displayed or click-throughs provided are recognized as services are rendered.

     Also included in revenues are barter revenues generated from exchanging advertising services for a license. Revenues from barter transactions are recognized at the fair market value of advertisements delivered in the period when advertising is provided, and services received are charged to expense on a straight-line basis over the contract period. Barter revenues for fiscal year 2000 were $0.6 million. There were no barter revenues in prior years.

  Research and Development Costs

     Research and development expenses consist principally of payroll and related expenses for design and development of the Company's technologies. Research and development costs related to these activities are expensed as incurred.

  Advertising and Marketing Expense

     All costs related to marketing and advertising the Company's products are expensed in the periods incurred. Advertising and marketing expenses were $4,248,000, $1,145,000, and $120,000 for the years ended September 30, 2000,
1999 and 1998, respectively.

  Federal Income Taxes

     Prior to May 1999, the Company was an S corporation for federal income tax purposes. Effective May 11, 1999, the Company became a C corporation and began accounting for income taxes under the liability method of accounting. Under the liability method, deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk include primarily cash and cash equivalents and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions. At September 30, 2000, the Company had cash in one financial institution that exceeded federally

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

insured limits. Domestic accounts receivable consists of account balances due from customers dispersed across the United States with industry concentrations in public institutions such as school districts and state and local governments. International accounts receivable represent 25%, 7% and 3% of total accounts receivable at September 30, 2000, 1999 and 1998, respectively, and are denominated primarily in United States dollars.

     No customer accounted for 10% or more of the Company's revenues in any year.

  Fair Value Disclosures

     Recorded amounts of cash and cash equivalents, receivables, accounts payable and other amounts included in current liabilities meeting the definition of financial instruments approximate fair value based on the short-term maturity of those instruments. The carrying value of long-term debt and capital lease obligations are based on interest rates currently available to the Company and, accordingly, approximates fair values. The carrying value of investments held exceeded market value by $35,000 and $152,000 at September 30, 2000 and 1999, respectively (Note 3).

  Stock-Based Compensation

     The Company applies the provisions of APB Opinion No. 25 (APB 25) for transactions with employees and provides pro forma disclosures for employee stock option grants as required by Statement of Financial Accounting Standards
(SFAS) No. 123.

  Net Loss per Share

     Basic loss per share is calculated as losses available to common shareholders divided by the weighted-average number of common shares outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock and common stock equivalents outstanding during the periods, including options and warrants computed using the treasury stock method. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is anti-dilutive.

  Business Segments

     The Company maintains single sales, marketing, research and development and administrative functions for all of its services and geographic regions. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that it operates in one segment providing integrated Internet management solutions.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transactions and, if it is, the type of hedge transaction. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not use derivative instruments; therefore, the adoption of this statement is not expected to have any effect on the Company's results of operations or its financial position.

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

     In December 1999, SEC Staff Accounting Bulletin: No. 101 -- Revenue Recognition in Financial Statements (SAB 101) was issued. This pronouncement requires, among other things, that recognition of certain nonrefundable up-front fees be deferred and recognized generally over the term of the customer relationship. SAB 101 is required to be adopted by the Company for the year ended September 30, 2001. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, the Company will begin deferring installation revenue over the expected life of the customer relationship. Accordingly, the adoption of SAB 101 will result in a cumulative effect adjustment for a change in accounting principle. The total cumulative effect of the non-cash charge is estimated to be $3.6 million. Such amount will be recorded as deferred revenue and recognized as installation revenue in future periods.

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

 3. INVESTMENTS

     The Company's investment portfolio includes held-to-maturity securities. The following table summarizes the composition of the Company's held-to-maturity investments at September 30, 2000.

                                                    GROSS         GROSS
                                    AMORTIZED     UNREALIZED    UNREALIZED     AGGREGATE
                                   COST BASIS       GAINS         LOSSES      FAIR VALUE
                                   -----------    ----------    ----------    -----------
2000
U.S. Corporate Debt Securities...  $ 7,305,000      $           $  (20,000)   $ 7,285,000
Medium and Short Term Notes......    3,599,000                     (13,000)     3,586,000
Euro Dollar Bonds................    2,388,000                      (2,000)     2,386,000
Taxable Auction Securities.......    4,000,000                                  4,000,000
                                   -----------      ------      ----------    -----------
                                   $17,292,000      $   --      $  (35,000)   $17,257,000
                                   ===========      ======      ==========    ===========
1999
U.S. Corporate Debt Securities...  $26,390,000      $1,000      $  (81,000)   $26,310,000
Medium and Short Term Notes......   14,350,000                     (57,000)    14,293,000
Euro Dollar Bonds................    3,895,000                     (15,000)     3,880,000
Taxable Auction Securities.......    8,000,000                                  8,000,000
                                   -----------      ------      ----------    -----------
                                   $52,635,000      $1,000      $ (153,000)   $52,483,000
                                   ===========      ======      ==========    ===========

     All held-to-maturity investments at September 30, 2000 are due within one year.

     Long-term investments at September 30, 2000 consist entirely of an investment in a privately held company, which is recorded at cost.

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

 4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                  SEPTEMBER 30,
                                                            --------------------------
                                                               2000           1999
                                                            -----------    -----------
Computer equipment......................................    $11,469,000    $ 4,615,000
Furniture and fixtures..................................      1,071,000        376,000
Leasehold improvements..................................      1,033,000        142,000
Internal use software...................................      1,374,000        485,000
Other Assets -- Vehicles................................        174,000             --
                                                            -----------    -----------
                                                             15,121,000      5,618,000
Less: Accumulated depreciation and amortization.........     (4,929,000)    (1,628,000)
                                                            -----------    -----------
                                                            $10,192,000    $ 3,990,000
                                                            ===========    ===========

     Depreciation expense was approximately $3,301,000, $1,159,000 and $322,000 for the years ended September 30, 2000, 1999, and 1998.

 5. LONG-TERM DEBT

     Long term debt consisted of the following at September 30, 2000:

Equipment advances from Imperial Bank.......................  $ 4,722,000
Less: Current portion.......................................   (1,646,000)
                                                              -----------
                                                              $ 3,076,000
                                                              ===========

     On April 6, 2000, the Company drew a $2 million equipment advance from its term loan and line of credit facility with Imperial Bank. The advance is collateralized by a first priority security interest in all of the Company's unpledged assets. Borrowings under this facility are payable in thirty-six equal monthly installments of principal plus accrued interest. Interest is accrued at the bank's prime rate plus 1.0%, or 10.5% at September 30, 2000.

     On September 20, 2000, the Company amended and restated its term loan and line of credit facilities with Imperial Bank. Under the amended and restated agreement, the Company drew an additional equipment advance for $3 million on September 29, 2000. The advance is collateralized by a first priority security interest in all of the Company's unpledged assets. Borrowings under this facility are payable in thirty-six monthly installments of principal plus accrued interest. Interest is accrued at the bank's prime rate plus 1.0%, or 10.5% at September 30, 2000.

     The amended and restated agreement also provides for a revolving line of credit for draws of 80% of accounts receivable assigned as security up to a maximum short-term borrowing of $2.5 million, if specified conditions are met. The Company's available borrowings under the line of credit are reduced by an irrevocable standby letter of credit in the amount of $715,000, which expires on July 31, 2005. Advances on the revolving line of credit bear interest on the outstanding daily balance at a rate of 0.5% above the bank's prime rate.

     Debt outstanding at September 30, 2000 becomes due as follows:

Years Ending September 30,
2001........................................................  $1,646,000
2002........................................................   1,707,000
2003........................................................   1,369,000
                                                              ----------
          Total amount due..................................  $4,722,000
                                                              ==========

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

 6. LEASE COMMITMENTS

     The Company's property held under capital leases, which is included in property and equipment at September 30, 2000, 1999, and 1998, consists primarily of computer equipment in the gross amount of $606,000, $2,644,000, and $1,006,000, respectively. Related accumulated amortization for those assets is $219,000, $675,000, and $189,000 for the years then ended. The Company is also committed under operating leases for its headquarter facilities which includes a lease escalation clause. Rent expense for the years ended September 30, 2000, 1999, and 1998 was $1,311,000, $307,000, and $188,000, respectively.

     Subsequent to year end, the Company amended its headquarters lease agreement to decrease the total leased space from approximately 56,000 square feet to approximately 43,000 square feet, which will thereby reduce the minimal operating lease commitments by approximately $435,000 per year beginning October 15, 2000. Reflecting this amendment, the minimum annual rental commitments on all leases at September 30, 2000 are as follows:

                                                              OPERATING      CAPITAL
                                                                LEASE        LEASES
                                                              ----------    ---------
Years Ending September 30,
2001........................................................  $1,255,000    $ 241,000
2002........................................................   1,291,000      202,000
2003........................................................   1,334,000       18,000
2004........................................................   1,375,000           --
2005........................................................   1,275,000           --
Thereafter..................................................          --           --
                                                              ----------    ---------
          Total minimum lease payments......................  $6,530,000      461,000
                                                              ==========
Less: Amount representing interest..........................                  (34,000)
                                                                            ---------
Present value of capital lease obligation...................                  427,000
Less: Current portion.......................................                 (205,000)
                                                                            ---------
Long-term obligations at September 30, 2000.................                $ 222,000
                                                                            =========

 7. BUSINESS COMBINATION

     On February 23, 2000, the Company acquired iseek Pty Limited (iseek), a privately held company incorporated in Queensland, Australia, in an all-stock transaction. The transaction was accounted for as a purchase.

     As consideration, the shareholders of iseek received 925,000 shares of the Company's common stock. The shares were valued using the market price of the Company's common stock for the two days before and after the acquisition was announced. A total of 512,000 of the shares issued were issued to the founders of iseek and are subject to an escrow provision. The escrowed shares will be released equally over three years, based on the continued employment of the founders. The value of these shares has been treated as deferred compensation and will be amortized over the three-year employment period. As of September 30, 2000, the Company has recorded $3,176,000 of related compensation expense.

     In addition, the Company issued a warrant for 100,000 shares of common stock at the exercise price of $22.50 to certain iseek shareholders in exchange for a covenant not to compete. The fair value of the warrants was determined using the Black-Scholes option pricing model, using a 95% volatility factor, an expected life of 5 years, and a risk-free interest rate of 6.38%.

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

     The total purchase price was as follows:

Common stock issued.........................................  $16,104,000
Warrant issued..............................................    1,255,000
Acquisition costs incurred..................................      287,000
Liabilities assumed.........................................       54,000
                                                              -----------
          Total purchase price..............................  $17,700,000
                                                              ===========

     The total purchase price of $17,700,000 was allocated to the fair value of the assets acquired as follows:

                                                                            AMORTIZATION
                                                                                LIFE
                                                                            ------------
Tangible assets............................................  $   210,000        --
Intangible assets:
  Client redirect software.................................      919,000         5
  Customer lists...........................................      572,000         5
  Covenant not to compete..................................    1,255,000         5
  Goodwill.................................................    5,834,000         5
                                                             -----------
          Total intangible assets..........................    8,580,000
Deferred compensation......................................    8,910,000         3
                                                             -----------
          Total purchase price.............................  $17,700,000
                                                             ===========

     Intangible assets are amortized on a straight-line basis. Deferred compensation is amortized using an accelerated method in accordance with Financial Accounting Standards Board's interpretation number 28.

     The following pro forma financial information is unaudited and gives effect to the acquisition, assuming that the acquisition took place as of October 1, 1998:

                                                            YEAR ENDED SEPTEMBER 30,
                                                          ----------------------------
                                                              2000            1999
                                                          ------------    ------------
                                                                  (UNAUDITED)
Revenue.................................................  $ 10,987,000    $  6,699,000
Net loss................................................  $(41,089,000)   $(14,998,000)
Basic and diluted net loss per share....................  $      (1.89)   $      (1.07)

     The results of operations of iseek have been included in the Company's Consolidated Statement of Operations since the purchase date.

     In September 2000, as a result of iseek's operations not meeting expected forecasts, the Company recorded a $6.1 million write down of the carrying value of the iseek acquired intangible assets. The write-down was applied first against goodwill, with the excess applied against other acquired intangible assets. The impairment loss was calculated as the excess of the present value of future cash flows and the estimated terminal value over the carrying value of the intangible assets.

 8. RELATED PARTY TRANSACTIONS

     During the year ended September 30, 2000, the Company entered into seven separate note receivable agreements with four shareholders, three of which were Officers of the Company. A total of $1,844,000 was loaned to shareholders during the year. The notes bear interest at 8% per annum and mature between October 2000 and November 2001. The total balance due, including accrued interest, from shareholders at September 30, 2000 amounted to $1,878,000. The carrying value of these loans has been reduced by a provision of $805,000 to reflect amounts which may not be collectible. Subsequent to September 30, 2000, the Company

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

entered into agreements with two of the officers to accept certain shares of common stock held by the officers in exchange for forgiveness of amounts due under the notes. As a result of these transactions, a total of 810,000 shares of common stock may be repurchased by the Company at prices between $1.00 and $1.50. Compensation expense will be recorded to the extent that the repurchase price is in excess of market at the repurchase date.

     In August and September of 1999, the Company entered into four separate recourse note receivable agreements bearing interest at 6% per annum with employees totaling $25,000 in connection with the exercise of options. The notes matured in February 2000.

     In September 1998, the Company converted trade accounts receivable of $30,000 from a related party into a note receivable bearing interest at 10.5% per annum. The note was paid in full in December 1998.

 9. INCOME TAXES

     A provision for income taxes was not recorded for the periods ended September 30, 2000, 1999 or 1998 due to taxable losses incurred during those periods. A valuation allowance has been recorded for deferred tax assets as it has been determined that it is more likely than not that these deferred tax assets will not be realized.

     The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate for the following reasons:

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                2000             1999
                                                            -------------    -------------
Federal income tax benefit at statutory rate..............      (34.0)%          (34.0)%
Other.....................................................       (0.2)             1.4
                                                                -----            -----
Change in valuation allowance.............................       34.2             32.6
                                                                -----            -----
                                                                    0%               0%
                                                                -----            -----

     Deferred tax assets and liabilities at September 30, 2000 consist of the following:

                                                           SEPTEMBER 30,    SEPTEMBER 30,
                                                               2000             1999
                                                           -------------    -------------
Deferred tax assets:
  Net operating loss carryforwards.......................  $ 11,880,000      $ 1,618,000
  Cash to accrual adjustment.............................            --          491,000
  Allowance for doubtful accounts........................        98,000           48,000
  Accrued compensation and benefits......................       130,000          104,000
  Depreciation and amortization..........................     3,032,000          214,000
                                                           ------------      -----------
          Total deferred tax assets......................    15,140,000        2,475,000
  Cash to accrual adjustments............................       338,000
          Total deferred tax liabilities.................       338,000
  Valuation allowance....................................   (14,802,000)      (2,475,000)
                                                           ------------      -----------
  Net deferred tax asset.................................  $         --      $        --
                                                           ============      ===========

     As of September 30, 2000, the Company had net operating loss carryforwards of approximately $34 million to offset future taxable income for Federal income tax purposes, which will expire through 2020. Should certain changes in the Company's ownership occur, there could be a limitation on the utilization of its net operating losses.

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

10. FACTORING AGREEMENT

     During fiscal 1999, the Company terminated its factoring agreement with the bank. Prior to that, pursuant to a factoring agreement entered into in September 1997 and amended July 14, 1998, the Company's bank acted as its factor for the majority of its receivables, assigned on a pre-approved, full recourse basis, up to $1,000,000. The Company sold its eligible receivables at a 0.3% discount to face value and was charged 1.6% of uncollected assigned balances per month. Pursuant to the agreement, the Company repurchased any assigned receivables outstanding 90 days after the invoice date. Total interest paid on factored receivables was $35,000 and $86,000 during 1999 and 1998, respectively.

11. STOCK PURCHASE WARRANTS

     On March 11, 1999, the Company redeemed an outstanding warrant for 50,000 shares of its common stock, and recorded a redemption charge of $185,000 in fiscal 1999.

     Pursuant to the acquisition of iseek Limited, the Company issued a warrant on February 23, 2000 for the purchase of 100,000 shares of common stock at an exercise price of $22.50 per share. The warrant expires on February 23, 2004 and may be exercised at any time. The fair market value of the warrant on the date of grant was $1,254,800 and has been accounted for in the purchase of iseek.

     The following summarizes stock purchase warrant activity for fiscal 1998, 1999, and 2000:

Balance at September 30, 1997...............................   1,283,330
Warrants issued.............................................     222,728
                                                              ----------
Balance at September 30, 1998...............................   1,506,058
Warrants issued.............................................     558,000
Warrants canceled...........................................  (1,599,058)
Warrants exercised..........................................      (6,342)
                                                              ----------
Balance at September 30, 1999...............................     458,658
Warrants Issued.............................................     100,000
Warrants Exercised..........................................     (19,375)
                                                              ----------
Balance at September 30, 2000...............................     539,283
                                                              ==========

     The Company recorded compensation expense of $0, $77,000, and $12,000 in 2000, 1999, and 1998, respectively, related to the issuance of these warrants. Additionally, the Company has issued options to certain non-employees under the 1999 Stock Option Plan as described below.

12. STOCK OPTION PLANS

     Effective September 30, 1997, the Company adopted the 1997 Stock Option Plan (the 1997 Plan) for employees, directors, consultants or independent contractors under which 2,187,500 shares of common stock are reserved for stock option grants. Effective April 2, 1999, the Company adopted the 1999 Stock Option Plan (the 1999 Plan) for employees, directors, consultants or independent contractors under which 1,329,625 shares of common stock are reserved for stock option grants. Effective September 14, 1999 the Company adopted the 1999/2000 Transition Plan (the 1999/2000 Plan) for employees, consultants, and independent contractors under which 750,000 shares of common stock are reserved for stock option grants. On November 8, 1999 the number of shares was increased by 500,000 shares to 1,250,000 by the Board of Directors. Effective November 8, 1999, the Company adopted the 2000 Stock Option Plan (the 2000 Plan) for employees and consultants under which 4,000,000 shares of common stock are reserved for stock option grants. Pursuant to all plans, the Board of Directors may grant nonqualified and incentive stock options. The vesting period, exercise price and expiration period of options are established at the discretion of the Board of

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

Directors, except that the exercise price of incentive stock options must equal the fair market value of the underlying common stock on the date of the grant. Option grants to date generally vest over a two, three, or four-year period and expire ten years from the date of grant.

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

     During fiscal 1999 and 2000 the Company issued 900,000 and 460,000 options, respectively, to employees outside of the authorized plans referenced above which, when exercised, constitute securities which have not been registered under the Securities Act of 1933, as amended. The vesting period, exercise price and expiration period of these nonqualified options are established at the discretion of the Board of Directors.

     The following summarizes the activity under the Company's Stock Option
Plans:

                                                                                                    OPTIONS
                                                                                                     ISSUED
                                 1997          1999       DIRECTORS    1999/2000        2000        OUTSIDE
     OPTIONS OUTSTANDING         PLAN          PLAN         PLAN          PLAN          PLAN         PLANS         TOTAL
     -------------------       ---------    ----------    ---------    ----------    ----------    ----------    ----------
Balance at September 30,
  1997.......................  1,827,438                                                                          1,827,438
  Options granted............    696,500                                                                            696,500
  Options exercised..........   (374,062)                                                                          (374,062)
  Options cancelled..........   (465,938)                                                                          (465,938)
                               ---------    ----------     ------      ----------    ----------    ----------    ----------
Balance at September 30,
  1998.......................  1,683,938                                                                          1,683,938
  Options granted............    198,249     1,327,624      3,750                                     900,000     2,429,623
  Options exercised..........   (792,603)                                                                          (792,603)
  Options cancelled..........    (83,500)      (11,250)                                                             (94,750)
                               ---------    ----------     ------      ----------    ----------    ----------    ----------
Balance at September 30,
  1999.......................  1,006,084     1,316,374      3,750                                     900,000     3,226,208
  Options granted............     63,400        66,233                  1,496,625     1,366,385       460,000     3,452,643
  Options exercised..........   (384,539)     (152,857)                                                            (537,396)
  Options cancelled..........    (58,925)     (136,879)                  (449,750)      (72,165)   (1,080,000)   (1,797,719)
                               ---------    ----------     ------      ----------    ----------    ----------    ----------
Balance at September 30,
  2000.......................    626,020     1,092,871      3,750       1,046,875     1,294,220       280,000     4,343,736
                               =========    ==========     ======      ==========    ==========    ==========    ==========

                                                                                                    OPTIONS
                                                                                                     ISSUED
                                 1997          1999       DIRECTORS    1999/2000        2000        OUTSIDE
      OPTIONS AVAILABLE          PLAN          PLAN         PLAN          PLAN          PLAN         PLANS         TOTAL
      -----------------        ---------    ----------    ---------    ----------    ----------    ----------    ----------
Balance at September 30,
  1997.......................    360,062                                                                            360,062
  Options granted............   (696,500)                                                                          (696,500)
  Options cancelled..........    465,938                                                                            465,938
                               ---------    ----------     ------      ----------    ----------    ----------    ----------
Balance at September 30,
  1998.......................    129,500                                                                            129,500
  Shares authorized..........                1,329,625     87,500         750,000                                 2,167,125
  Options granted............   (198,249)   (1,327,624)    (3,750)                                   (900,000)   (2,429,623)
  Options cancelled..........     83,500        11,250                                                               94,750
                               ---------    ----------     ------      ----------    ----------    ----------    ----------
Balance at September 30,
  1999.......................     14,751        13,251     83,750         750,000                    (900,000)      (38,248)
  Shares authorized..........                                             500,000     4,000,000                   4,500,000
  Options granted............    (63,400)      (66,233)                (1,496,625)   (1,366,385)     (460,000)   (3,452,643)
  Options cancelled..........     58,925       136,879                    449,750        72,165     1,080,000     1,797,719
                               ---------    ----------     ------      ----------    ----------    ----------    ----------
Balance at September 30,
  2000.......................     10,276        83,897     83,750         203,125     2,705,780      (280,000)    2,806,828
                               =========    ==========     ======      ==========    ==========    ==========    ==========

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

                                                                                          OPTIONS
                                                                       1999/              ISSUED
                                        1997     1999     DIRECTORS     2000     2000     OUTSIDE
  WEIGHTED AVERAGE EXERCISE PRICES      PLAN     PLAN       PLAN        PLAN     PLAN      PLANS     TOTAL
  --------------------------------     ------    -----    ---------    ------    -----    -------    ------
Balance at September 30, 1997........  $ 0.18    $  --     $   --      $   --    $  --    $   --     $ 0.18
  Options granted....................    0.25                                                          0.25
  Options exercised..................    0.20                                                          0.20
  Options cancelled..................    0.18                                                          0.18
                                       ------    -----     ------      ------    -----    ------     ------
Balance at September 30, 1998........  $ 0.21    $  --     $   --      $   --    $  --    $   --     $ 0.21
  Options granted....................    1.46     3.08      11.00                           9.48       5.33
  Options exercised..................    0.20                                                          0.20
  Options cancelled..................    0.77     3.70                                                 1.12
                                       ------    -----     ------      ------    -----    ------     ------
Balance at September 30, 1999........  $ 0.42    $3.07     $11.00      $         $        $ 9.48     $ 4.04
  Options granted....................   14.00     5.47                  11.63     3.11     14.04       8.50
  Options exercised..................    0.27     2.20                                                 0.82
  Options cancelled..................    0.67     3.35                  12.30     2.91     11.35      10.29
                                       ------    -----     ------      ------    -----    ------     ------
Balance at September 30, 2000........  $1.882    $3.31     $11.00      $11.34    $3.12    $ 9.74     $ 5.40
                                       ======    =====     ======      ======    =====    ======     ======

     The Company applies the accounting provisions prescribed in APB 25 and related interpretations. In certain instances, the Company has issued stock options with an exercise price less than the deemed fair value of the Company's common stock at the date of grant. Deferred compensation related to these stock options of approximately $2,151,000 was recorded during fiscal 1999 and is being amortized over the vesting period of the options of three to four years. Amortization of unearned compensation costs of approximately $423,000 and $815,000 has been recognized as an expense for in fiscal 1999 and 2000, respectively. During fiscal 2000, the Company accelerated the vesting of options for 354,167 shares relating to the termination of certain employees and resulted in recognition of $148,000 of compensation expense in fiscal 2000.

     During fiscal 1999, deferred compensation costs of $551,000 was recorded on warrants issued to non-employees of which $339,000 was amortized. During fiscal 2000, the warrants were re-priced and vesting accelerated resulting in an additional deferred compensation of $56,000 and amortization of $243,000.

     During fiscal 1999, the Company settled lawsuits with former employees who were terminated in fiscal 1998. In connection with the settlements, the Company extended the exercise period for stock options previously granted to one of the employees and granted stock to the other employee. The Company recorded compensation expense of $807,000 related to these transactions in the September 30, 1998 financial statements.

     In connection with the issuance of 512,000 shares to iseek personnel, the Company recorded deferred compensation of $8.9 million. As of September 30, 2000, the Company recognized compensation expense of $3,176,000 associated with these shares (Note 7).

     Pro forma information regarding net loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its stock options and stock purchase plan under the minimum value method of that statement for all periods prior to the Company becoming a public entity and fair value method of that statement for all periods subsequent to the Company becoming a public entity. The fair value of each option is

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

estimated at the date of grant with the following weighted-average assumptions used for the years ended September 30, 2000, 1999 and 1998:

                                                            YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------
                                                           2000       1999       1998
                                                          -------    -------    -------
Risk-free interest rate.................................      6.5%       5.3%       4.8%
Dividend yield..........................................      0.0%       0.0%       0.0%
Expected term of option.................................  5 years    5 years    5 years
Volatility subsequent to initial public offering........     95.0%      95.3%        --

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized over the options' vesting period. The Company's pro forma net loss would have been as follows:

                                                          YEAR ENDED SEPTEMBER 30,
                                                       ------------------------------
                                                         2000       1999       1998
                                                       --------    -------    -------
Net loss as reported.................................  $(39,258)   $(7,721)   $(2,597)
Net loss pro forma...................................   (46,025)    (8,447)    (2,623)
Net loss per share as reported.......................     (1.82)     (0.57)     (0.30)
Net loss per share pro forma.........................     (2.13)     (0.62)     (0.30)

     The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted for the years ended September 30, 2000, 1999 and 1998 were as follows:

                                                             YEAR ENDED SEPTEMBER 30,
                                                             ------------------------
                                                              2000     1999     1998
                                                             ------    -----    -----
Weighted-average fair value of options granted with
  exercise prices equal to the market value of the stock at
  the date of grant........................................  $ 6.34    $2.66    $0.05
Weighted-average fair value of options granted with
  exercise prices less than the market value of the stock
  at the date of grant.....................................      --     8.05       --
Weighted-average fair value of options granted with
  exercise prices greater than the market value of the
  stock at the date of grant...............................    9.34     2.18       --
Weighted-average exercise price of options granted with
  exercise prices equal to the market value of the stock at
  the date of grant........................................    8.43     3.59       --
Weighted-average exercise price of options granted with
  exercise prices less than the market value of the stock
  at the date of grant.....................................      --     9.30       --
Weighted-average exercise price of options granted with
  exercise prices greater than the market value of the
  stock at the date of grant...............................   11.43     3.37       --

     The following table summarizes information about fixed-price options outstanding at September 30, 2000 as follows:

                                  WEIGHTED-       WEIGHTED-                  WEIGHTED-
                                   AVERAGE         AVERAGE                    AVERAGE
   EXERCISE        NUMBER         REMAINING       EXERCISE      NUMBER      EXERCISABLE
    PRICES       OUTSTANDING   CONTRACTUAL LIFE     PRICE     EXERCISABLE      PRICE
   --------      -----------   ----------------   ---------   -----------   -----------
$ 0.18 - $ 1.16    632,806           7.87          $ 0.50       385,247       $ 0.47
$ 2.78             839,770           9.84          $ 2.78            --           --
$ 2.93 - $ 3.37    761,526           8.58          $ 3.17       297,815       $ 3.19
$ 3.50 - $ 4.88    796,425           9.48          $ 3.86        73,873       $ 3.70
$ 4.91 - $10.28    861,483           9.21          $ 8.56        47,036       $ 8.71
$10.47 - $23.36    451,725           9.32          $17.59         6,281       $11.00

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

13. EMPLOYEE STOCK PURCHASE PLAN

     Effective November 8, 1999, the Company adopted the Employee Stock Purchase Plan. The plan authorizes the issuance of a maximum of 750,000 shares of common stock. All employees who work more than twenty hours per week or five months per year and have been employed longer than six months are eligible to participate with the exception of those owning 5% or more of the combined voting power of the Company's stock. Employees elect to have deducted from 1% to 10% of their base compensation up to $25,000 per year. The exercise price for the option is the lesser of 85% of the fair market value of the common stock on the first or last day of the six month offering period with a limit of 1,000 shares of common stock per employee applied at each purchase date. Actual shares purchased by participating employees as of September 30, 2000 totaled 36,453 at an average exercise price of $2.13.

14. COMMON STOCK

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

     On February 23, 2000, the Company issued 925,000 shares of common stock in connection with the acquisition of iseek (Note 7).

15. NET LOSS PER SHARE

     A reconciliation of the basic and diluted earnings per share to the shares used is as follows:

                                                              SEPTEMBER 30,
                                                 ----------------------------------------
                                                     2000          1999          1998
                                                 ------------   -----------   -----------
Net loss.......................................  $(39,258,000)  $(7,721,000)  $(2,597,000)
Weighted-average shares outstanding -- basic...    21,578,000    13,620,000     8,687,000
Weighted-effect of dilutive options and
  warrants.....................................            --            --            --
                                                 ------------   -----------   -----------
Weighted-average shares
  outstanding -- diluted.......................    21,578,000    13,620,000     8,687,000
                                                 ============   ===========   ===========
Basic and diluted net loss per share...........  $      (1.82)  $      (.57)  $      (.30)
                                                 ============   ===========   ===========

     A total of 512,000 restricted shares and warrants and options to purchase a total of 539,280 and 4,343,735 shares of common stock, respectively, have been excluded from the calculation of net loss per share for fiscal 2000 because their effect is anti-dilutive. Warrants and options to purchase a total of 458,658 and 3,226,207 shares of common stock, respectively, for fiscal 1999 and 1,506,058 and 1,683,938 shares of common stock,

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

respectively for fiscal 1998 have been excluded from the calculation of net loss per share because of their effect is anti-dilutive.

16. COMMITMENTS AND CONTINGENCIES

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

17. SETTLEMENT OF LAWSUIT

     On June 25, 1999, Spyglass, Inc. filed a patent infringement lawsuit against the Company in United States District Court for the Northern District of California. The suit alleged that the making, use and sale of the Company's internet filtering systems infringed a United States patent held by Spyglass. In December 1999, the Company settled the lawsuit with Spyglass, Inc. The settlement resulted in a nonexclusive, nontransferable, nonrefundable lump-sum license agreement for the Company to make, use, sell or otherwise distribute the products and services which Spyglass alleged infringement. The Company paid $650,000 in consideration of the license granted.

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

18. SUPPLEMENTAL CASH FLOW INFORMATION

     Supplemental disclosure of cash flow information is summarized below for the years ended September 30, 2000, 1999, and 1998:

                                                       YEARS ENDED SEPTEMBER 30,
                                                 -------------------------------------
                                                    2000           1999         1998
                                                 -----------    ----------    --------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Acquisition of iseek in non-cash transaction:
     Stock and warrants issued.................  $17,359,000
     Acquired intangibles......................    8,580,000
     Additions to deferred compensation........    8,910,000
     Additions to property and equipment.......      101,000
     Additions to intangibles and other
       assets..................................       51,000
     Additions to accounts payable.............       54,000
  Equipment obtained through capital lease.....                 $1,638,000    $757,000
  Value ascribed to warrants issued with note
     payable...................................                     77,000
  Conversion of notes payable to common
     stock.....................................                  1,693,000
  Notes payable surrendered for the exercise
     price of stock options....................                                 75,000
  Note receivable from shareholder for exercise
     of options................................                     25,000
  Unearned compensation........................                  2,702,000
  Cash paid for interest.......................      376,000       541,000     178,000

19. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth the Company's unaudited quarterly financial information for the years ending September 30, 2000 and 1999:

                                                      FISCAL YEAR 2000
                                  --------------------------------------------------------
                                  SEPTEMBER 30      JUNE 30       MARCH 31     DECEMBER 31
                                  ------------    -----------    ----------    -----------
Revenue.........................  $ 2,468,000     $ 3,324,000    $2,925,000    $2,256,000
Net loss........................   16,894,000      10,326,000     6,919,000     5,119,000
Earnings per share:
  Basic and diluted.............  $     (0.77)    $     (0.47)   $    (0.32)   $    (0.24)

                                                      FISCAL YEAR 1999
                                   -------------------------------------------------------
                                   SEPTEMBER 30     JUNE 30       MARCH 31     DECEMBER 31
                                   ------------    ----------    ----------    -----------
Revenue..........................   $2,126,000     $1,873,000    $1,453,000    $1,228,000
Net loss.........................    3,793,000      1,915,000     1,363,000       649,000
Earnings per share:
  Basic and diluted..............   $    (0.20)    $    (0.13)   $    (0.11)   $    (0.07)

     The Company has revised its purchase accounting for the acquisition of iseek originally recorded and has accordingly amended its Forms 10-Q for the second and third quarters of fiscal 2000, ended

                                   N2H2, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       SEPTEMBER 30, 2000, 1999, AND 1998

March 31, 2000 and June 30, 2000, respectively. The effect on the second and third quarter results of operations and financial position are summarized as follows:

                                                                 FISCAL YEAR 2000
                                                            --------------------------
                                                               THIRD         SECOND
                                                              QUARTER        QUARTER
                                                            -----------    -----------
Net loss:
  As reported.............................................  $ 9,347,000    $ 6,593,000
  As restated.............................................   10,326,000      6,919,000
Earnings per share, basic and diluted:
  As reported.............................................  $     (0.42)   $     (0.31)
  As restated.............................................  $     (0.47)   $     (0.32)
Total assets:
  As reported.............................................  $63,658,000    $70,531,000
  As restated.............................................   56,513,000     63,003,000
Total shareholder's equity:
  As reported.............................................  $57,286,000    $66,953,000
  As restated.............................................   50,141,000     59,425,000

     The changes made consist of a reclassification of goodwill to deferred compensation in recognition of the founders' shares held in employment escrow and an addition to acquired intangible assets in recognition of warrants issued as part of the purchase consideration. The increase in net loss is the result of an accelerated amortization method used for deferred compensation. None of these changes had a cash impact to the Company.

(a)(2)

                                   N2H2, INC.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                       BALANCE AT     CHARGES TO                      BALANCE AT
                                      BEGINNING OF     COSTS AND      CHARGES TO        END OF
            DESCRIPTION               FISCAL PERIOD    EXPENSES     OTHER ACCOUNTS   FISCAL PERIOD
            -----------               -------------   -----------   --------------   -------------
Year Ended September 30, 1998
  Allowance for doubtful accounts...           --          (8,000)                         (8,000)
Year Ended September 30, 1999
  Allowance for doubtful accounts...       (8,000)       (261,000)     127,000           (142,000)
  Tax valuation allowance...........           --      (2,475,000)                     (2,475,000)
Year Ended September 30, 2000
  Allowance for doubtful accounts...     (142,000)       (369,000)     198,000           (313,000)
  Tax valuation allowance...........   (2,475,000)    (12,327,000)                    (14,802,000)

                                    PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this item with respect to the Company's directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

        Executive Officers of the Company
        Election of Directors
        Compliance with Section 16(a) of the Exchange Act of 1934

ITEM 11. EXECUTIVE COMPENSATION.

     The information required under this item is included in the following sections of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

        Compensation of Executive Officers in the Year Ended September 30, 2000 Compensation Committee Report on Executive Compensation
        Stock Price Performance
        Director Compensation

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required under this item is included in the following section of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

        Security Ownership of Certain Beneficial Owners and Management

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required under this item is included in the following sections of the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company's fiscal year:

        Election of Directors
        Transactions with Management, Certain Transactions

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a. The following documents are filed as part of this report under Item 8:

                                                                   PAGE
                                                                   ----
(1)  Consolidated Financial Statements
       Report of PricewaterhouseCoopers LLP., Independent
       Auditors..................................................    25
       Consolidated Balance Sheets as of September 30, 2000 and
       1999......................................................    26
       Consolidated Statements of Operations for the Fiscal Years
       Ended September 30, 2000, 1999 and 1998...................    27
       Consolidated Statements of Changes in Shareholders' Equity
       (Deficit) for the Fiscal Years Ended September 30, 2000,
       1999 and 1998.............................................    28
       Consolidated Statements of Cash Flows for the Fiscal Years
       Ended September 30, 2000, 1999 and 1998...................    29
       Notes to Consolidated Financial Statements................    30
(2)  Financial Statement Schedule
       Valuation and qualifying accounts and reserves............    46

     b. Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended September 30, 2000.

     c. Exhibits. The following exhibits are filed or incorporated by reference pursuant to Item 601 of Regulation S-K:

        EXHIBIT
        NUMBER                       DESCRIPTION OF DOCUMENT
        -------                      -----------------------
         3.1       Form of Restated Articles of Incorporation of the
                   registrant.(3.1)(1)
         3.2       Amended Bylaws of the registrant.(3.2)(1)
         4.1       Form of common stock certificate.(4.1)(1)
        10.1       Union Bank of California Center Office Lease dated March 12,
                   1999, between Walton Seattle Investors I, L.L.C. and the
                   registrant.(10.3)(1)
        10.2       1997 Stock Option Plan, as amended.(10.5)(1)
        10.3       1999 Stock Option Plan.(10.6)(1)
        10.4       1999 Nonemployee Director Stock Option Plan.(10.7)(1)
        10.5       Search Engine Services Agreement dated January 19, 1998,
                   between Inktomi Corporation and the registrant.(10.8)(1)
        10.6       Employment Agreement of Peter H. Nickerson dated May 10,
                   1999.(10.9)(1)
        10.7       Employment Agreement of John F. Duncan dated May 10,
                   1999.(10.10)(1)
        10.8       Registration Rights Agreement dated effective as of December
                   31, 1998.(10.12)(1)
        10.9       Internet Data Center Services Agreement dated effective
                   August 31, 1998, between Exodus Communications, Inc. and the registrant.(10.15)(1)
        10.10      Amendment Agreement entered into June 30, 1999, to the
                   Search Engine Services Agreement dated January 19, 1999,
                   between Inktomi Corporation and the registrant.(10.16)(1)
        10.11      Information Services Agreement dated June 30, 1999, between
                   Inktomi Corporation and the registrant.(10.17)(1)
        10.12      First Amendment, dated June 16, 1999, to Union Bank of
                   California Office Lease of March 12, 1999, between Walton
                   Seattle Investors I, L.L.C. and the registrant.(10.1)(2)
        10.13      Second Amendment, dated August 10, 1999, to Union Bank of
                   California Center Office Lease of March 12, 1999, between
                   Walton Seattle Investors I, L.L.C. and the
                   registrant.(10.2)(2)

        EXHIBIT
        NUMBER                       DESCRIPTION OF DOCUMENT
        -------                      -----------------------
        10.14      Technology License Agreement dated November 18, 1999 between
                   OneName Corporation and the registrant. (10.3)(3)
        10.15      Data Services Agreement dated December 21, 1999 between
                   Inktomi Corporation and the registrant.(10.5)(3)
        10.16      Distribution Agreement dated March 6, 2000 between Microsoft
                   Corporation and the registrant.(10.1)(4)
        10.17      Promissory Note dated April 27, 2000 between Kevin Fink,
                   Chief Technology Officer, and the registrant. (10.1)(5)
        10.18      Promissory Note dated May 17, 2000 between Kevin Fink, Chief
                   Technology Officer, and the registrant.(10.2)(5)
        10.19      Promissory Note dated May 23, 2000 between Kevin Fink, Chief
                   Technology Officer, and the registrant.(10.3)(5)
        10.20      Promissory Note dated April 27, 2000 between Peter Keane,
                   Former Vice President of Advertising, and the
                   registrant.(10.4)(5)
        10.21      Promissory Note dated May 18, 2000 between Peter Keane,
                   Former Vice President of Advertising, and the
                   registrant.(10.5)(5)
        10.22      Employment Agreement of Farzeen Mohazzabfar, dated November
                   5, 1999. (filed herewith)
        10.23      Nonqualified Stock Option Agreement for Farzeen Mohazzabfar,
                   dated November 5, 1999. (filed herewith)
        10.24      Employment Agreement of Richard Giacchetti, dated November
                   11, 1999. (filed herewith)
        10.25      Nonqualified Stock Option Agreement for Richard Giacchetti,
                   dated November 11, 1999. (filed herewith)
        10.26      Promissory Note dated August 2, 2000 between John Duncan,
                   former Chief Financial Officer, and the registrant. (filed herewith)
        10.27      Promissory Note dated November 1, 2000 between Kevin E.
                   Fink, Chief Technology Officer, and the registrant. (filed herewith)
        10.28      Amended and Restated Loan and Security Agreement dated
                   September 20, 2000, between Imperial Bank and the
                   registrant, together with exhibits thereto. (filed herewith)
        10.29      2000 Stock Option Plan. (filed herewith)
        10.30      Letter of employment for Paul Quinn, dated November 14,
                   2000. (filed herewith)
        10.31      Redemption agreement dated November 3, 2000, between John
                   Duncan and the registrant. (filed herewith)
        10.32      Employment Separation Agreement of John Duncan, dated
                   November 15, 2000. (filed herewith)
        10.33      Employment Agreement of Kevin E. Fink, dated December 11,
                   2000. (filed herewith)
        10.34      Redemption Agreement dated December 11, 2000, between Kevin
                   E. Fink and the registrant. (filed herewith)
        27.1       Financial Data Schedule. (filed herewith)

---------------
(1) Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant's Registration Statement on Form S-1 (File No. 333-78495).

(2) Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant's Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26825).

(3) Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant's Form 10-Q for the quarter ended December 31, 1999 (File No. 0-26825).

(4) Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant's Form 10-Q for the quarter ended March 31, 2000 (File No. 0-26825).

(5) Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant's Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26825).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on December 28, 2000.

                                          N2H2, Inc.

                                          By:       /s/ J. PAUL QUINN
                                            ------------------------------------
                                             Vice President -- Chief Financial
                                                           Officer,
                                                  Secretary and Treasurer

                  SIGNATURE                                        TITLE
                  ---------                                        -----
           /s/ PETER H. NICKERSON              President, Chief Executive Officer, Chairman
---------------------------------------------   and Director (principal executive officer)

              /s/ J. PAUL QUINN                 Vice President -- Chief Financial Officer,
---------------------------------------------  Secretary and Treasurer (principal financial and accounting officer)

             /s/ HOLLIS R. HILL                                  Director
---------------------------------------------

             /s/ MARK A. SEGALE                                  Director
---------------------------------------------

             /s/ RICHARD R. ROWE                                 Director
---------------------------------------------