Form 10-Q/A
period 2000-03-31
N2H2 INC
filed 2001-01-18
CIK 1077301

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                (AMENDMENT NO. 1)

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

   As of May 8, 2000, the registrant had outstanding 22,453,191 shares of common stock, no par value.

                                   N2H2, INC.

                                TABLE OF CONTENTS

PART I-- FINANCIAL INFORMATION...................................................................    3

       Item 1.    Financial Statements...........................................................    3

                  CONDENSED CONSOLIDATED BALANCE SHEETS..........................................    3

                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS................................    4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS................................    5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS...........................    6

       Item 2.    Management's Discussion And Analysis Of Financial Condition And Results
                  Of Operations..................................................................    9

       Item 3.    Quantitative And Qualitative Disclosures About Market Risk.....................   12

PART II--OTHER INFORMATION.......................................................................   13

       Item 1.    Legal Proceedings..............................................................   13

       Item 2.    Changes In Securities And Use Of Proceeds......................................   13

       Item 3.    Defaults Upon Senior Securities................................................   13

       Item 4.    Submission Of Matters To A Vote Of Security Holders............................   13

       Item 5.    Other Information..............................................................   14

       Item 6.    Exhibits And Reports On Form 8-K...............................................   14

SIGNATURES.....................................................................................     14

Restatement of Financial Statements and Changes to Certain Information

   The Registrant has revised the accounting treatment of its February 23, 2000 acquisition of iseek PTY Limited. Accordingly, this quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 15, 2000 for the purpose of revising financial information and related disclosures for the three month period March 31, 2000. See Note 1 to the Condensed Consolidated Financial Statements.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                         MARCH 31,    SEPTEMBER 30,
                                                                           2000           1999
                                                                       ------------  --------------
                                                                        (REVISED)
                                                                       (UNAUDITED)
         ASSETS:
         Current assets:
               Cash.................................................     $  5,362       $  7,743
               Investments..........................................       32,167         35,937
               Accounts receivable, net.............................        1,693          1,434
               Prepaid expenses and other assets....................          850          1,136
                                                                         --------       --------
               Total current assets.................................       40,072         46,250
         Long-term investments......................................        4,704         16,698
         Acquired intangible assets, net............................        8,437             --
         Property and equipment, net................................        8,463          3,990
         Other assets...............................................        1,327            618
                                                                         --------       --------
               Total assets.........................................     $ 63,003       $ 67,556
                                                                         ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY:
         Current liabilities:
               Accounts payable.....................................     $  1,049       $  1,871
               Royalties payable....................................          148            100
               Accrued liabilities..................................        1,072          1,062
               Deferred revenue.....................................          405          1,304
               Current portion of capital leases....................          164            466
                                                                         --------       --------
               Total current liabilities............................        2,838          4,803
         Deferred revenue...........................................          350            303
         Capital lease obligations..................................          390            952
                                                                         --------       --------
               Total liabilities....................................        3,578          6,058
                                                                         --------       --------

         Shareholders' equity:
               Common stock.........................................       93,250         75,528
               Notes receivables from shareholders..................           --            (25)
               Deferred stock compensation..........................       (9,707)        (1,940)
               Accumulated other comprehensive loss.................          (15)            --
               Accumulated deficit..................................      (24,103)       (12,065)
                                                                         --------       --------
               Total shareholders' equity...........................       59,425         61,498
                                                                         --------       --------
               Total liabilities and shareholder's equity...........     $ 63,003       $ 67,556
                                                                         ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (unaudited, in thousands except share and per share data)

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       MARCH 31,                         MARCH 31,
                                          --------------------------------- ------------------------------
                                                2000             1999             2000            1999
                                          ---------------  ---------------  ---------------  -------------
                                             (REVISED)                         (REVISED)
Revenues:
  Internet filtering services.........      $     1,967      $     1,332      $     3,815      $     2,430
  Advertising.........................              958              121            1,367              251
                                            -----------      -----------      -----------      -----------
    Total revenues....................            2,925            1,453            5,182            2,681
Operating expenses:
  Internet filtering services and
   customer support...................            1,799              555            3,196              906
  Educational content and advertising
   costs..............................              161               36              220               75
  Sales and marketing (1).............            3,875              639            6,684            1,084
  General administrative (2)..........            2,057              932            3,527            1,299
  Research and development (3)........            1,060              428            2,254              792
  Depreciation and amortization.......              786              135            1,271              293
  Amortization of deferred stock
   compensation.......................              714               --            1,200               --
                                            -----------      -----------      -----------      -----------
      Total operating expenses........           10,452            2,725           18,352            4,449
                                            -----------      -----------      -----------      -----------
Loss from Operations..................           (7,527)          (1,272)         (13,170)          (1,768)
Interest income (expense), net........              608              (91)           1,132             (246)
                                            -----------      ------------     -----------      ------------
Net loss..............................           (6,919)          (1,363)         (12,038)          (2,014)
                                            -----------      -----------      -----------      -----------
  Foreign currency translation loss...              (15)              --              (15)              --
                                            -----------      -----------      -----------      -----------
Comprehensive loss....................      $    (6,934)     $    (1,363)     $   (12,053)     $    (2,014)
                                            ===========      ===========      ===========      ===========
Basic and diluted net loss per share..      $     (0.32)     $     (0.11)     $     (0.56)     $     (0.19)
                                            ===========      ===========      ===========      ===========
Basic and diluted weighted average
shares outstanding....................       21,365,077       11,866,530       21,452,296       10,461,472
                                            ===========      ===========      ===========      ===========

(1) Excludes amortization of stock compensation of $454,000 for the three month and six month periods ended March 31, 2000.

(2) Excludes amortization of stock compensation of $208,000 and $643,000 for the three month and six month periods ended March 31, 2000, respectively.

(3) Excludes amortization of stock compensation of $52,000 and $103,000 for the three month and six month periods ended March 31, 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                        SIX MONTHS
                                                                                      ENDED MARCH 31,
                                                                                   --------------------
                                                                                     2000        1999
                                                                                   ---------   --------
                                                                                   (REVISED)
  Cash flows from operating activities:

  Net loss...................................................................      $(12,038)   $(2,014)
  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization........................................         1,271        352
        Amortization of deferred stock compensation..........................         1,200         --
        Compensation expense on stock, stock options and warrants............            --        306

  Changes in certain assets and liabilities:

        Accounts receivable..................................................          (234)      (414)
        Prepaid expenses and other current assets............................           286         14
        Other assets.........................................................          (681)        --
        Accounts payable.....................................................          (876)       201
        Royalties payable....................................................            48        (25)
        Accrued liabilities..................................................            10        160
        Deferred revenue.....................................................          (852)        (6)
                                                                                   --------    -------
  Net cash used by operating activities:.....................................       (11,866)    (1,426)
                                                                                   --------    -------

  Cash flows from investing activities:

        Maturities of investments............................................        15,765         --
        Additions to property and equipment..................................        (5,478)      (417)
        Transaction costs incurred for iseek, Ltd. acquisition, net of cash
          acquired...........................................................          (229)        --
                                                                                   --------    -------
  Net cash provided by (used in) investing activities........................        10,058       (417)
                                                                                   --------    -------
  Cash flows from financing activities:
        Issuance of common stock.............................................            --      1,957
        Exercise of stock options and warrants...............................           306         19
        Payments under capital lease obligations.............................          (864)      (201)
        Borrowings under notes payable.......................................            --      2,000
        Repayments of notes payable..........................................            --       (669)
                                                                                   --------    -------
  Net cash provided by (used in) financing activities........................          (558)     3,106
                                                                                   --------    -------
        Effects of exchange rate changes.....................................           (15)        --
                                                                                   --------    -------
  Net increase (decrease) in cash............................................        (2,381)     1,263
  Cash, beginning of period..................................................         7,743        121
                                                                                   --------    -------
  Cash, end of period........................................................      $  5,362    $ 1,384
                                                                                   ========    =======

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for interest.....................................................      $    279    $   259
                                                                                   ========    =======

  SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES Relating to the acquisition of Iseek, Limited:

    Stock and warrants issued................................................      $ 17,359    $    --
                                                                                   ========    =======
    Acquired intangibles.....................................................      $  8,580    $    --
                                                                                   ========    =======
    Additions to deferred compensation.......................................      $  8,910    $    --
                                                                                   ========    =======
    Additions to property and equipment......................................      $    101    $    --
                                                                                   ========    =======
    Additions to intangibles and other.......................................      $     51    $    --
                                                                                   ========    =======
    Additions to accounts payable............................................      $     54    $    --
                                                                                   ========    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   BASIS OF PRESENTATION

     The accompanying consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

     The Company has made two adjustments to the recorded amounts of intangible assets related to the February 23, 2000 acquisition of iseek Pty Limited (iseek). The changes consist of a reclassification of $8.9 million from goodwill to deferred stock compensation in recognition of shares issued to the founders of iseek which are held in employment escrow, and a $1.3 million addition to acquired intangible assets in recognition of warrants issued as part of the purchase consideration. The effect of these adjustments on the previously reported results of operations and financial position are summarized as follows:

                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                           MARCH 31, 2000              MARCH 31, 2000
                                      -----------   ------------  -----------  -----------
                                      AS REPORTED    AS REVISED   AS REPORTED  AS REVISED
                                      -----------   ------------  -----------  -----------
   Net loss........................   $ 6,593,000   $ 6,919,000   $11,712,000  $12,038,000
   Earnings per share, basic and
     diluted.......................   $     (0.31)  $     (0.32)  $     (0.54) $     (0.56)

   Total assets....................   $70,531,000   $63,003,000   $70,531,000  $63,003,000
   Total shareholders' equity......   $66,953,000   $59,425,000   $66,953,000  $59,425,000

     The increase in net loss is the result of an accelerated amortization method used for deferred compensation. None of these changes have a cash impact to the Company.

2.   NET LOSS PER SHARE

     Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

     The components of basic and diluted earnings per share were as follows:

                                                   THREE MONTHS                      SIX MONTHS
                                                  ENDED MARCH 31,                  ENDED MARCH 31,
                                           ---------------------------      ---------------------------
                                               2000            1999             2000           1999
                                           -----------     -----------      ------------    -----------
                                           (REVISED)                        (REVISED)
   Numerator:
     Net loss..........................    $(6,919,000)    $(1,363,000)     $(12,038,000)   $(2,014,000)
   Denominator:
     Basic and diluted weighted average
       common shares outstanding.......     21,365,077      11,866,530        21,452,296     10,461,472
                                           -----------     -----------      ------------    -----------
       Basic and diluted net loss per
         share.........................    $     (0.32)    $     (0.11)     $      (0.56)   $     (0.19)
                                           ===========     ===========      ============    ===========

3.   BUSINESS COMBINATION

     On February 23, 2000, the Company acquired iseek Pty Limited (iseek), a privately held company incorporated in Queensland, Australia, in an all-stock transaction. The transaction was accounted for as a purchase.

     As consideration, the shareholders of iseek received 925,000 shares of N2H2 common stock. The shares were valued using the market price of the Company's common stock for the two days before and after the acquisition was announced. A total of 512,000 of the shares were issued to the founders of iseek and are subject to an escrow provision. The escrowed shares will be released equally over three years, based on the continued employment of the founders. The value of these shares has been treated as deferred compensation to be amortized over the three-year employment period. As of March 31, 2000, the Company has recorded $454,000 of related compensation expense.

     In addition, the Company issued a warrant for 100,000 shares of common stock at the exercise price of $22.50 to certain iseek shareholders in exchange for a covenant not to compete. The fair value of the warrants was determined using the Black/Scholes option pricing model, using a 95% volatility factor, an expected life of 5 years, and a risk-free interest rate of 6.38%.

   The total purchase price was as follows:

                                                      (REVISED)
                                                     -----------
                Common stock issued............      $16,104,000
                Warrant issued.................        1,255,000
                Acquisition costs incurred.....          287,000
                Liabilities assumed............           54,000
                                                     -----------
                  Total purchase price.........      $17,700,000
                                                     ===========

     The total purchase price of $17,700,000 was allocated to the fair value of the assets acquired as follows:

                                                                    Amortization
                                                       (REVISED)        Life
                                                      ------------  ------------
           Tangible assets.......................       $  210,000       --
           Intangible assets:
             Client redirect software............          919,000       5
             Customer lists......................          572,000       5
             Covenant not to compete.............        1,255,000       5
             Goodwill............................        5,834,000       5
                                                      ------------
               Total intangible assets...........        8,580,000
           Deferred compensation.................        8,910,000       3
                                                      ------------
           Total purchase price..................     $ 17,700,000
                                                      ============

     Intangible assets are amortized on a straight-line basis. Deferred compensation is amortized using an accelerated method in accordance with Financial Accounting Standards Board's interpretation number 28.

     The following (revised) pro forma financial information gives effect to the acquisition, assuming that the acquisition took place as of October 1, 1998:

                                                      SIX MONTHS
                                                    ENDED MARCH 31,
                                             ---------------------------
                                                  2000           1999
                                             ------------    -----------
Revenue......................................$  5,212,000    $ 2,681,000
Net loss.....................................$(14,328,000)   $(5,618,000)
Basic and diluted net loss per share.........$      (0.66)   $     (0.52)

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

THREE MONTHS ENDED MARCH 31, 2000

Revenues

     We generate our revenues from installation and subscription fees charged for our filtering services and advertising fees.

     Installation revenues for the quarter increased by 93% to $0.8 million from $0.4 million for the comparable period in the prior fiscal year. Subscription revenues increased by 27% to $1.2 million from $0.9 million for the comparable period in the prior fiscal year. The increase in installation and subscription revenues reflect growth from both domestic and international markets and is offset by decreases in education fees as schools adopting N2H2's sponsor-based filtering option received free or reduced price installations.

     Advertising revenue during the quarter contributed $1.0 million or 33% of total revenues, up from $0.1 million or 8% of total revenues for the comparable period in the prior fiscal year. Toward the end of fiscal 1999, the company began offering customers the choice of receiving filtering services in exchange for allowing us to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. This led to increased usage and ad impressions on the N2H2 ResourceBar, which is offered on every page viewed by education users.

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

Internet filtering services and customer support costs

     Internet filtering services and customer support consist of the costs of Website review, technical installation and support, search engine and Web hosting services, and bandwidth. Internet filtering services and customer support increased by 224% to $1.8 million from $0.6 million for the comparable period in the prior fiscal year. This increase is primarily due to the hiring of additional customer operations personnel to provide more technical support and services to our expanded customer base.

Educational content and advertising costs

     Educational content and advertising costs include product license fees and advertising commissions. Educational content and advertising costs increased by 347% to $161,000 from $36,000 for the comparable period in the prior fiscal year. The increase resulted from the official launch of the advertising fee model in late fiscal 1999, which led to software license agreements, increased sponsorship contracts and a higher volume of ads placed.

Sales and marketing

     Sales expenses consist primarily of salaries and commissions. Marketing expenses consist primarily of salaries, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses for the quarter increased by 506% to $3.9 million from $0.6 million for the comparable period in the prior fiscal year. This increase is due to continued effort to improve our market position. Particularly, we incurred significant trade show costs during the period, increased staffing in the sales department, and incurred costs to expand our enterprise and consumer market efforts. We also incurred additional sales and marketing costs through the consolidation of iseek Limited, a wholly owned subsidiary acquired during the quarter to enhance our market presence in Australia.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees and an allocation of corporate facilities costs.

     General and administrative expenses for the quarter increased by 121% to $2.1 million from $0.9 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the company.

Research and development

     Research and development costs consist primarily of salaries and benefits for software developers, consulting fees and an allocation of corporate facilities costs. Development costs and all costs related to internal research and development have been expensed as incurred.

     Research and development expenses for the quarter increased by 148% to $1.1 million from $0.4 million for the comparable period in the prior fiscal year. The increase was primarily due to continued hiring of additional engineers and other technical staff.

Depreciation and amortization

     Depreciation and amortization consist primarily of depreciation on all fixed assets and amortization of acquired intangible assets. Depreciation and amortization expenses increased by 482% to $0.8 million from $0.1 million for the comparable period in the prior fiscal year. The increase is due to the increased fixed asset balance, combined with the amortization of intangible assets acquired from iseek during the period.

Amortization of deferred stock compensation

     Amortization of deferred stock compensation for the quarter was $0.7 million. There was no such amortization for the comparable period in the prior fiscal year. Deferred compensation expense is primarily a result of amortization of deferred compensation recorded upon the acquisition of iseek and certain stock options issued with an exercise price less than the deemed fair value at the date of grant.

SIX MONTHS ENDED MARCH 31, 2000

Revenues

     Installation revenues for the six-month period increased by 81% to $1.5 million from $0.8 million for the comparable period in the prior fiscal year. Subscription revenues increased by 44% to $2.3 million from $1.6 million for the comparable period in the prior fiscal year. The increase in installation and subscription revenues reflect growth from both domestic and international markets and is offset by decreases in education fees as schools adopting N2H2's sponsor-based filtering choice received free or reduced price installations.

     Advertising revenue for the period contributed $1.4 million or 26% of total revenues, up from $0.3 million or 9% of total revenues for the comparable period in the prior fiscal year. Toward the end of fiscal 1999, the company began offering customers the choice of receiving filtering services in exchange for allowing us to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. Recognizing N2H2's audience reach, new sponsors including Nickelodeon, Chevron, and others were added during the period. We continue to work closely with 24/7 Media to develop sponsorships and generate advertising revenue.

     Also included in revenues for the period are barter revenues generated from exchanging advertising services for user access to Microsoft Encarta Online via the N2H2 ResourceBar. Such transactions are recorded at the fair value of advertisements delivered. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense on a straight-line basis over the contract period. This quarter's results included the first of ten quarters of such barter revenue from Microsoft's corporate sponsorship.

Internet filtering services and customer support costs

     Internet filtering services and customer support for the six-month period increased by 253% to $3.2 million from $0.9 million for the comparable period in the prior fiscal year. This increase is primarily due to the hiring of additional customer operations personnel to provide more technical support and services to our expanded customer base.

Educational content and advertising costs

     Educational content and advertising costs for the six-month period increased by 193% to $220,000 from $75,000 for the comparable period in the prior fiscal year. The increase resulted from the official launch of the advertising fee model in late fiscal 1999, which led to software license agreements, increased sponsorship contracts and a higher volume of ads placed.

Sales and marketing

     Sales and marketing expenses for the six-month period increased by 517% to $6.7 million from $1.1 million for the comparable period in the prior fiscal year. This increase is due to continued effort to improve our market position. Particularly, we incurred significant trade show costs during the period, increased staffing in the sales department, and incurred costs to expand our enterprise and consumer market efforts.

General and administrative

     General and administrative expenses for the six-month period increased by 172% to $3.5 million from $1.3 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the company.

Research and development

     Research and development expenses for the six-month period increased by 185% to $2.3 million from $0.8 million for the comparable period in the prior fiscal year. The increase was primarily due to the continued hiring of additional engineers and other technical staff.

Depreciation and amortization

     Depreciation and amortization expenses for the six-month period increased by 334% to $1.3 million from $0.3 million for the comparable period in the prior fiscal year. The increase is due to the increased fixed asset balance, combined with the amortization of intangible assets acquired from iseek.

Amortization of deferred stock compensation

     Amortization of deferred compensation for the six-month period was $1.2 million. There was no such amortization for the comparable period in the prior fiscal year. Deferred compensation expense is primarily a result of amortization of deferred compensation recorded upon the acquisition of iseek and certain stock options issued with an exercise price less than the deemed fair value at the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and marketable securities were $39 million or 62% of total assets at March 31, 2000 compared to $57 million or 84% of total assets at September 30, 1999. The decrease is due primarily to cash used in operating activities. Cash flow used in operations totaled $11.9 million for the six months ended March 31, 2000, compared to $1.4 million for the comparable period of the prior fiscal year. We had working capital of $37.2 million at March 31, 2000, compared to $41.4 million at September 30, 1999.

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

     Financing activities consumed $0.6 million for the six months ended March 31, 2000, due to $0.9 million of payments under capital lease obligations, offset by $0.3 million cash received from the exercise of options to purchase our common stock.

     We believe that current cash balances, along with ongoing maturity of securities, will be sufficient to fund our activities for at least the next 12 months.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     In connection with the registrant's initial public offering, the registrant received net proceeds of approximately $59.8 million. From the effective date of the registration statement to March 31, 2000, the registrant has used those proceeds as follows:

                                                                      (THOUSANDS)
                                                                      -----------
Increase in short term investments.................................      32,167
Increase in long term investments..................................       4,704
Construction of facilities - leasehold improvements................         654
Purchase of equipment..............................................       6,900
Acquisition of iseek, Limited......................................         229
Repayment of indebtedness..........................................       2,631
General operations.................................................      12,560
                                                                        -------
      Total........................................................     $59,845
                                                                        =======

     None of the above uses involved direct or indirect payments to directors, officers, affiliates or 10% owners of the registrant.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Shareholders Meeting on March 9, 2000 at which time the shareholders voted on the following proposals:

(1)  Election of four directors for a one-year term:

NAME OF CANDIDATE                                             FOR    WITHHELD
-----------------                                         ---------- --------
Hollis R. Hill........................................    15,923,646  79,465
Richard R. Rowe.......................................    15,993,306   9,805
Mark A. Segale........................................    15,924,306  78,805
Peter H. Nickerson....................................    15,993,106  10,005

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

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

        10.1+ Distribution Agreement dated March 6, 2000 between Microsoft Corporation and the registrant*

        27.1    Financial Data Schedule (revised)

     +  Previously filed

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

                                         N2H2, INC.

Dated:  January 16, 2001                 By:  /s/   Peter H. Nickerson
                                              ----------------------------------
                                              Peter H. Nickerson
                                              Chairman, President and
                                              Chief Executive Officer
                                              (principal executive officer)

Dated:  January 16, 2001                 By:  /s/   J. Paul Quinn
                                              ----------------------------------
                                              J. Paul Quinn
                                              Vice President - Chief Financial
                                              Officer, Secretary and Treasurer
                                              (principal financial and
                                              accounting officer)