Form 10-Q/A
period 2000-06-30
N2H2 INC
filed 2001-01-18
CIK 1077301

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

   As of August 4, 2000, the registrant had outstanding 22,492,462 shares of common stock, no par value.

                                   N2H2, INC.

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION............................................................................     3

        Item 1. Financial Statements.....................................................................     3

              CONDENSED CONSOLIDATED BALANCE SHEETS......................................................     3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME...................     4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS............................................     5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................     6

        Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations....     8

        Item 3. Quantitative And Qualitative Disclosures About Market Risk...............................    12

PART II--OTHER INFORMATION...............................................................................    12

        Item 1. Legal Proceedings........................................................................    12

        Item 2. Changes In Securities And Use Of Proceeds................................................    12

        Item 3. Defaults Upon Senior Securities..........................................................    12

        Item 4. Submission Of Matters To A Vote Of Security Holders......................................    12

        Item 5. Other Information........................................................................    13

        Item 6. Exhibits And Reports On Form 8-K.........................................................    13

SIGNATURES...............................................................................................    13

Restatement of Financial Statements and Changes to Certain Information

   The Registrant has revised the accounting treatment of its February 23, 2000 acquisition of iseek Pty Limited. Accordingly, this quarterly report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 11, 2000 for the purpose of revising financial information and related disclosures for the three month period June 30, 2000. See Note 1 to the Condensed Consolidated Financial Statements.

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                                        JUNE 30,     SEPTEMBER 30,
                                                                          2000           1999
                                                                      ------------  --------------
                                                                       (REVISED)
                                                                      (UNAUDITED)
ASSETS:
Current assets:
      Cash.........................................................     $  8,327       $  7,743
      Investments..................................................       22,277         35,937
      Accounts receivable, net.....................................        2,412          1,434
      Prepaid expenses and other assets............................          625          1,136
                                                                        --------       --------
      Total current assets.........................................       33,641         46,250
Long-term investments..............................................        3,603         16,698
Acquired intangible assets, net....................................        8,008             --
Property and equipment, net........................................       10,034          3,990
Other assets.......................................................        1,227            618
                                                                        --------       --------
      Total assets.................................................     $ 56,513       $ 67,556
                                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Accounts payable.............................................     $  1,679       $  1,871
      Royalties payable............................................          198            100
      Accrued liabilities..........................................        1,555          1,062
      Deferred revenue.............................................          428          1,304
      Current portion of capital leases............................          170            466
      Current portion of long term debt............................          667             --
                                                                        --------       --------
      Total current liabilities....................................        4,697          4,803
Deferred revenue...................................................          113            303
Capital lease obligations..........................................          340            952
Long term debt, net of current portion.............................        1,222             --
                                                                        --------       --------
      Total liabilities............................................        6,372          6,058
                                                                        --------       --------

Shareholders' equity:
      Common stock.................................................       92,982         75,528
      Notes receivable from shareholders...........................         (818)           (25)
      Deferred stock compensation..................................       (7,568)        (1,940)
      Accumulated other comprehensive loss.........................          (26)            --
      Accumulated deficit..........................................      (34,429)       (12,065)
                                                                        --------       --------
      Total shareholders' equity...................................       50,141         61,498
                                                                        --------       --------
      Total liabilities and shareholders' equity...................     $ 56,513       $ 67,556
                                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
            (unaudited, in thousands except share and per share data)

                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                      JUNE 30,                         JUNE 30,
                                            ---------------------------      ---------------------------
                                                2000            1999             2000            1999
                                            -----------     -----------      -----------     -----------
                                            (REVISED)                        (REVISED)
Revenues:
   Internet filtering and consulting
     services .........................     $    2,628      $    1,401        $    6,442      $    3,831
   Advertising ........................            696             472             2,063             723
                                            ----------      ----------        ----------      ----------
    Total Revenues ....................          3,324           1,873             8,505           4,554
Operating expenses:
   Internet filtering services and
     customer support .................          1,713             812             4,908           1,718
   Educational content and advertising
     costs ............................            751             142               971             217
   Sales and marketing (1) ............          4,896             946            11,581           2,030
   General administrative (2) .........          2,411           1,038             5,938           2,337
   Research and development (3) .......          1,119             542             3,373           1,334
   Depreciation and amortization ......          1,558             215             2,829             508
   Amortization of deferred stock
    compensation ......................          1,685            --               2,884            --
                                            ----------      ----------        ----------      ----------
    Total operating expenses ..........         14,133           3,695            32,484           8,144
                                            ----------      ----------        ----------      ----------
Loss from Operations ..................        (10,809)         (1,822)          (23,979)         (3,590)
Interest income (expense), net ........            483             (92)            1,615            (338)
                                            ----------      ----------        ----------      ----------
Net loss ..............................        (10,326)         (1,914)          (22,364)         (3,928)
                                            ----------      ----------        ----------      ----------
   Foreign currency translation loss ..            (26)             --               (26)           --
                                            ----------      ----------        ----------      ----------
Comprehensive loss ....................     $  (10,352)     $   (1,914)       $  (22,390)     $   (3,928)
                                            ==========      ==========        ==========      ==========
Basic and diluted net loss per share ..     $    (0.47)     $    (0.13)       $    (1.04)     $    (0.33)
                                            ==========      ==========        ==========      ==========
Basic and diluted weighted average
  shares outstanding ..................     21,869,259      14,520,178        21,573,066      11,998,672
                                            ==========      ==========        ==========      ==========


(1) Excludes amortization of stock compensation of $1,361,000 and $1,815,000 for the three month and nine month periods ended June 30, 2000, respectively.

(2) Excludes amortization of stock compensation of $272,000 and $914,000 for the three month and six month periods ended June 30, 2000, respectively.

(3) Excludes amortization of stock compensation of $52,000 and $155,000 for the three month and six month periods ended June 30, 2000, respectively.

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             NINE MONTHS
                                                                           ENDED JUNE 30,
                                                                       ---------------------
                                                                          2000        1999
                                                                       ---------   ---------
                                                                       (REVISED)
Cash flows from operating activities:
Net loss...........................................................     $(22,364)    $(3,929)
Ajustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization................................        2,828         588
      Amortization of deferred stock compensation..................        2,884          --
      Compensation expense on stock, stock options and  warrants...           --         496

Changes in operating assets and liabilities:
      Accounts receivable..........................................         (977)     (1,314)
      Prepaid expenses and other current assets....................          511        (116)
      Other assets.................................................         (613)         --
      Accounts payable.............................................         (246)        430
      Royalties payable............................................           98          --
      Accrued liabilities..........................................          493         177
      Deferred revenue.............................................       (1,066)        293
                                                                        --------     -------
Net cash used in operating activities:.............................      (18,452)     (3,375)
                                                                        --------     -------
Cash flows from investing activities:
      Maturities of investments....................................       32,756          --
      Purchases of investments.....................................       (6,000)         --
      Notes receivable from shareholders...........................         (793)         --
      Additions to property and equipment..........................       (8,146)       (801)
      Transaction costs incurred for iseek, Ltd. acquisition,
        net of cash acquired.......................................         (229)         --
                                                                        --------     -------
Net cash provided by (used in) investing activities................       17,588        (801)
                                                                        --------     -------
Cash flows from financing activities:
      Issuance of common stock.....................................           --      11,057
      Exercise of stock options and warrants.......................          493          61
      Payments under capital lease obligations.....................         (908)       (583)
      Borrowings under notes payable...............................        2,000       2,018
      Repayments of notes payable..................................         (111)     (2,771)
                                                                        --------     -------
Net cash provided by financing activities..........................        1,474       9,782
                                                                        --------     -------
      Effects of exchange rate changes.............................          (26)         --
                                                                        --------     -------
Net increase (decrease) in cash....................................          584       5,606
Cash, beginning of period..........................................        7,743         121
                                                                        --------     -------
Cash, end of period................................................     $  8,327     $ 5,727
                                                                        ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest..........................................     $    348     $   403
                                                                        ========     =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Relating to the acquisition of Iseek, Limited:
    Stock and warrants issued......................................     $ 17,359     $    --
                                                                        ========     =======
    Acquired intangibles...........................................     $  8,580     $    --
                                                                        ========     =======
    Additions to deferred compensation.............................     $  8,910     $    --
                                                                        ========     =======
   Additions to property and equipment.............................     $    101     $    --
                                                                        ========     =======
   Additions to intangibles and other..............................     $     51     $    --
                                                                        ========     =======
   Additions to accounts payable...................................     $     54     $    --
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

   The Company has made two adjustments to the recorded amounts of intangible assets related to the February 23, 2000 acquisition of iseek Pty Limited (iseek). The changes consist of a reclassification of $8.9 million from goodwill to deferred compensation in recognition of shares issued to the founders of iseek which are held in employment escrow, and a $1.3 million addition to acquired intangible assets in recognition of warrants issued as part of the purchase consideration. The effect of these adjustments on the previously reported results of operations and financial position are summarized as follows:

                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                            JUNE 30, 2000               JUNE 30, 2000
                                      -------------------------    ------------------------
                                      AS REPORTED   AS REVISED     AS REPORTED  AS REVISED
                                      -----------   -----------    -----------  -----------
   Net loss........................   $ 9,347,000   $10,326,000    $21,059,000  $22,364,000
   Earnings per share, basic and
     diluted.......................   $     (0.42)  $     (0.47)   $     (0.96) $     (1.04)

   Total assets....................   $63,658,000   $56,513,000    $63,658,000  $56,513,000
   Total shareholders' equity......   $57,286,000   $50,141,000    $57,286,000  $50,141,000

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

   The components of basic and diluted earnings per share were as follows:

                                                        THREE MONTHS                   NINE MONTHS
                                                       ENDED JUNE 30,                ENDED JUNE 30,
                                                 --------------------------    --------------------------
                                                     2000           1999           2000           1999
                                                 ------------   -----------    ------------   -----------
                                                  (REVISED)                     (REVISED)
Numerator:
   Net loss.................................     $(10,326,000)  $(1,914,000)   $(22,364,000)  $(3,928,000)
Denominator:
   Basic and diluted weighted average
     common shares outstanding..............       21,869,259    14,520,178      21,573,066    11,998,672
                                                 ------------   -----------    ------------   -----------
      Basic and diluted net loss per share..     $      (0.47)  $     (0.13)   $      (1.04)  $     (0.33)
                                                 ============   ===========    ============   ===========

   A total of 512,000 restricted shares, warrants of 439,280 and options of 3,469,487 have been excluded from the calculation because they are anti-dilutive.

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

   As consideration, the shareholders of iseek received 925,000 shares of N2H2 common stock. The shares were valued using the market price of the Company's common stock for the two days before and after the acquisition was announced. A total of 512,000 of the shares were issued to the founders of iseek and are subject to an escrow provision. The escrowed shares will be released equally over three years, based on the continued employment of the founders. The value of these shares has been treated as deferred compensation to be amortized over the three-year employment period. As of June 30, 2000, the Company has recorded $1.8 million of related compensation expense.

   In addition, the Company issued a warrant for 100,000 shares of common stock at the exercise price of $22.50 to certain iseek shareholders in exchange for a covenant not to compete. The fair value of the warrants was determined using the Black/Scholes option pricing model, using a 95% volatility factor, an expected life of 5 years, and a risk-free interest rate of 6.38%.

   The total purchase price was as follows:

                                                       (REVISED)
                                                      -----------
             Common stock issued.................     $16,104,000
             Warrant issued......................       1,255,000
             Acquisition costs incurred..........         287,000
             Liabilities assumed.................          54,000
                                                      -----------
               Total purchase price..............     $17,700,000
                                                      ===========

   The total purchase price of $17,700,000 was allocated to the fair value of the assets acquired as follows:

                                                              Amortization
                                                  (REVISED)        Life
                                                 -----------  ------------
           Tangible assets...................    $   210,000       --
           Intangible assets:
             Client redirect software........        919,000       5
             Customer lists..................        572,000       5
             Covenant not to compete.........      1,255,000       5
             Goodwill........................      5,834,000       5
                                                 -----------
               Total intangible assets.......      8,580,000
           Deferred compensation.............      8,910,000       3

                                                 -----------
           Total purchase price..............    $17,700,000
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

   The following (revised) pro forma financial information gives effect to the acquisition, assuming that the acquisition took place as of October 1, 1998:

                                                     NINE MONTHS
                                                   ENDED JUNE 30,
                                             ---------------------------
                                                  2000           1999
                                             ------------    -----------
Revenue.................................     $  8,518,000    $ 4,553,000
Net loss................................     $(25,169,000)   $(9,360,000)
Basic and diluted net loss per share....     $      (1.16)   $     (0.75)

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

THREE MONTHS ENDED JUNE 30, 2000

Revenues

   We generate our revenues from installation and subscription fees charged for our filtering services, consulting fees and advertising fees.

   Internet filtering and consulting services revenues increased by 88% to $2.6 million for the quarter, compared to $1.4 million for the comparable period in the prior fiscal year. The increase reflects strong growth in new customers, offset by an expected shift in the revenue mix as schools adopting N2H2's sponsor-based filtering choice received free or reduced price subscriptions. The introduction of consulting services during the period also contributed to the to the increase.

   Advertising revenue increased by 47% to $0.7 million from $0.5 million for the comparable period in the prior fiscal year. The increase primarily comes from the increased audience reach resulting from our expanded customer base.

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

Internet filtering services and customer support costs

   Internet filtering services and customer support consist of the costs of Website review, technical installation and support, search engine and Web hosting services, and bandwidth. Internet filtering services and customer support increased by 111% to $1.7 million from $0.8 million for the comparable period in the prior fiscal year. This increase is primarily due to the hiring of additional customer operations personnel to provide more technical support and services to our expanded customer base.

Educational content and advertising costs

   Educational content and advertising costs include product license fees and advertising commissions. Educational content and advertising costs increased by 429% to $0.8 million from $0.1 million for the comparable period in the prior fiscal year. The increase resulted from the official launch of the advertising fee model in late fiscal 1999, which led to software license agreements, increased sponsorship contracts and a higher volume of ads placed.

Sales and marketing

   Sales expenses consist primarily of salaries and commissions. Marketing expenses consist primarily of salaries, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel. Sales and marketing also includes an allocation of corporate facilities costs.

   Sales and marketing expenses for the quarter increased by 418% to $4.9 million from $0.9 million for the comparable period in the prior fiscal year. This increase is primarily due to the Company's continued effort to open new markets and gain market share. During the quarter, the Company increased its staff and spent aggressively to support its growth in new markets and new products. This includes the creation and execution of several marketing campaigns promoting the Company's leading network of school-aged Internet users and its Internet management products, and education marketing costs which typically peak during this quarter.

General and administrative

   General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees and an allocation of corporate facilities costs.

   General and administrative expenses for the quarter increased by 132% to $2.4 million from $1.0 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the Company. The Company also incurred a one-time severance expense of $0.4 million during the quarter upon the departure of its Chief Operating Officer in April 2000.

Research and development

   Research and development costs consist primarily of salaries and benefits for software developers, consulting fees and an allocation of corporate facilities costs. Development costs and all costs related to internal research and development have been expensed as incurred.

   Research and development expenses for the quarter increased by 106% to $1.1 million from $0.5 million for the comparable period in the prior fiscal year. The increase is primarily due to increased engineers and other technical staff to support the Company's ongoing product development activities.

Depreciation and amortization

   Depreciation and amortization consist primarily of depreciation on all fixed assets and amortization of acquired intangible assets. Depreciation and amortization expenses increased by 625% to $1.6 million from $0.2 million for the comparable period in the prior fiscal year. The increase is due to the increased fixed asset balance, combined with the amortization of intangible assets acquired from iseek.

Amortization of deferred stock compensation

   Amortization of deferred stock compensation for the quarter was $1.7 million. There was no such amortization for the comparable period in the prior fiscal year. Deferred compensation expense is primarily a result of amortization of deferred compensation recorded upon the acquisition of iseek and certain stock options issued with an exercise price less than the deemed fair value at the date of grant.


NINE MONTHS ENDED JUNE 30, 2000

Revenues

   Internet filtering and consulting services revenues for the nine-month period increased by 68% to $6.4 million from $3.8 million for the comparable period in the prior fiscal year. The increase reflects strong growth in new customers, offset by an expected shift in the revenue mix as schools adopting N2H2's sponsor-based filtering choice received free or reduced price subscriptions. The introduction of consulting services during the period also contributed to the to the increase.

   Advertising revenue for the nine-month period increased by 185% to $2.1 million from $0.7 million for the comparable period in the prior fiscal year. Toward the end of fiscal 1999, the Company began offering customers the choice of receiving filtering services in exchange for allowing N2H2 to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. New sponsors including Nickelodeon, Chevron, and others were added during the period. The Company continues to work closely with 24/7 Media to develop sponsorships and generate advertising revenue.

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

Internet filtering services and customer support costs

   Internet filtering services and customer support for the nine-month period increased by 186% to $4.9 million from $1.7 million for the comparable period in the prior fiscal year. This increase is primarily due to the hiring of additional customer operations personnel to provide more technical support and services to our expanded customer base.

Educational content and advertising costs

   Educational content and advertising costs for the nine-month period increased by 347% to $1.0 million from $0.2 million for the comparable period in the prior fiscal year. The increase resulted from the official launch of the advertising fee model in late fiscal 1999, which led to software license agreements, increased sponsorship contracts and a higher volume of ads placed for fiscal 2000.

Sales and marketing

   Sales and marketing expenses for the nine-month period increased by 470% to $11.6 million from $2.0 million for the comparable period in the prior fiscal year. This increase is primarily due to the Company's continued effort to open new markets and gain market share. The Company increased its staff and spent aggressively to support its growth in new markets and new products. Particularly, the Company incurred significant trade show costs during the period, launched several significant advertising campaigns, increased staffing in the sales department, and incurred costs to expand the enterprise and consumer market efforts.

   The Company also incurred additional sales and marketing costs through the acquisition and consolidation of iseek, a wholly owned subsidiary acquired in the second quarter of fiscal 2000 to enhance market presence in Australia.

General and administrative

   General and administrative expenses for the nine-month period increased by 154% to $5.9 million from $2.3 million for the comparable period in the prior fiscal year. This increase was primarily due to increases in the number of employees and other costs supporting the growth of the Company. In addition, the Company incurred increased non-cash charges to amortize deferred compensation costs during the period.

Research and development

   Research and development expenses for the nine-month period increased by 153% to $3.4 million from $1.3 million for the comparable period in the prior fiscal year. The increase is primarily due to increased engineers and other technical staff to support the Company's ongoing product development activities.

Depreciation and amortization

   Depreciation and amortization expenses for the nine-month period increased by 457% to $2.8 million from $0.5 million for the comparable period in the prior fiscal year. The increase is due to the increased fixed asset balance, combined with the amortization of intangible assets acquired from iseek.

Amortization of deferred stock compensation

   Amortization of deferred stock compensation for the nine-month period was $2.9 million. There was no such amortization for the comparable period in the prior fiscal year. Deferred compensation expense is primarily a result of amortization of deferred compensation recorded upon the acquisition of iseek and certain stock options issued with an exercise price less than the deemed fair value at the date of grant.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash and marketable securities were $31.2 million or 55% of total assets at June 30, 2000 compared to $57 million or 84% of total assets at September 30, 1999. The decrease is due primarily to cash used in operating activities. Cash flow used in operations totaled $18.5 million for the nine months ended June 30, 2000, compared to $3.4 million for the comparable period of the prior fiscal year. The Company had working capital of $28.9 million at June 30, 2000, compared to $41.4 million at September 30, 1999.

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

   Financing activities provided $1.5 million for the nine months ended June 30, 2000, primarily due to a $2.0 million draw on the Company's credit facility with Imperial Bank plus $0.5 million cash received from the exercise of options to purchase the Company's common stock, offset by $0.9 million of payments under capital lease obligations.

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

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

       The Company received net initial public offering proceeds of $59,845,000 in July 1999. At September 30, 1999 the Company had remaining net proceeds from its initial public offering of $52,124,000. During the nine months ended June 30, 2000, the Company used $22,364,000 to fund its operating loss, leaving remaining net proceeds of $29,760,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable.

ITEM 5. OTHER INFORMATION

       Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               10.1+ Promissory Note dated April 27, 2000 between Kevin Fink, Chief Technology Officer, and the registrant

               10.2+ Promissory Note dated May 17, 2000 between Kevin Fink, Chief Technology Officer, and the registrant

               10.3+ Promissory Note dated May 23, 2000 between Kevin Fink, Chief Technology Officer, and the registrant

               10.4+ Promissory Note dated April 27, 2000 between Peter Keane, Vice President - Advertising, and the registrant

               10.5+ Promissory Note dated May 18, 2000 between Peter Keane, Vice President - Advertising, and the registrant

               27.1   Financial Data Schedule (revised)

               +      Previously filed

          b)   Reports on Form 8-K.

               None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          N2H2, INC.

Dated: January 16, 2001                   By:  /s/ Peter H. Nickerson
                                               ---------------------------------
                                               Peter H. Nickerson
                                               Chairman, President and
                                               Chief Executive Officer
                                               (principal executive officer)

Dated:  January 16, 2001                  By:  /s/ J. Paul Quinn
                                               ---------------------------------
                                               J. Paul Quinn
                                               Vice President - Chief Financial
                                               Officer, Secretary and Treasurer
                                               (principal financial and
                                               accounting officer)