Form 10-Q
period 2000-12-31
N2H2 INC
filed 2001-02-12
CIK 1077301

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

     As of February 6, 2001, the registrant had outstanding 21,934,191 shares of common stock, no par value.

                                   N2H2, INC.

                                TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION .......................................................................       3

        Item 1. Financial Statements ................................................................       3

              CONDENSED CONSOLIDATED BALANCE SHEETS .................................................       3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME ..............       4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS .......................................       5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS ..................................       6

        Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of
                Operations ..........................................................................       7

        Item 3. Quantitative And Qualitative Disclosures About Market Risk ..........................      10

PART II--OTHER INFORMATION ..........................................................................      10

        Item 1. Legal Proceedings ...................................................................      10

        Item 2. Changes In Securities And Use Of Proceeds ...........................................      10

        Item 3. Defaults Upon Senior Securities .....................................................      10

        Item 4. Submission Of Matters To A Vote Of Security Holders .................................      10

        Item 5. Other Information ...................................................................      10

        Item 6. Exhibits And Reports On Form 8-K ....................................................      10

SIGNATURES ..........................................................................................      11

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)

                                                         DECEMBER 31,  SEPTEMBER 30,
                                                            2000           2000
                                                         ------------  -------------
                                                         (unaudited)
ASSETS:
Current assets:
      Cash and cash equivalents .....................      $  7,499       $  7,993
      Investments ...................................        12,306         17,292
      Accounts receivable, net ......................         1,651          2,069
      Prepaid expenses and other assets .............           640          1,161
                                                           --------       --------
        Total current assets ........................        22,096         28,515
Long-term investments ...............................         3,000          3,000
Acquired intangible assets, net .....................         1,458          1,490
Property and equipment, net .........................         9,553         10,192
Other assets, net ...................................           785            914
                                                           --------       --------
        Total assets ................................      $ 36,892       $ 44,111
                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Accounts payable ..............................      $    923       $  1,982
      Royalties payable .............................           198            198
      Accrued liabilities ...........................         1,332          1,277
      Deferred revenue ..............................         3,017            762
      Current portion of capital lease obligations...           208            205
      Current portion of long-term debt .............         1,707          1,646
                                                           --------       --------
        Total current liabilities ...................         7,385          6,070
Deferred revenue ....................................         1,551            184
Capital lease obligations, net of current portion....           185            222
Long-term debt, net of current portion ..............         2,649          3,076
                                                           --------       --------
        Total liabilities ...........................        11,770          9,552
                                                           --------       --------

Shareholders' equity:
      Common stock ..................................        92,385         93,085
      Notes receivable from shareholders, net .......          (386)        (1,073)
      Deferred stock compensation ...................        (4,617)        (6,069)
      Accumulated other comprehensive loss ..........           (45)           (61)
      Accumulated deficit ...........................       (62,215)       (51,323)
                                                           --------       --------
        Total shareholders' equity ..................        25,122         34,559
                                                           --------       --------
        Total liabilities and shareholders' equity...      $ 36,892       $ 44,111
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

                                   N2H2, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              COMPREHENSIVE INCOME
            (unaudited, in thousands except share and per share data)

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                           -------------------------------
                                                               2000               1999
                                                           ------------       ------------
Revenues:
   Internet filtering and consulting services ........     $      2,183       $      1,884
   Advertising .......................................              302                373
                                                           ------------       ------------
     Total Revenues ..................................            2,485              2,257

Operating expenses:
   Internet filtering services and customer support ..            1,487              1,397
   Educational content and advertising costs .........              613                 59
   Sales and marketing(1) ............................            4,058              2,837
   General and administrative(2) .....................            1,470              1,876
   Research and development(3) .......................            1,016              1,246
   Depreciation and amortization .....................            1,266                485
                                                           ------------       ------------
     Total operating expenses ........................            9,910              7,900
                                                           ------------       ------------

Loss from Operations .................................           (7,425)            (5,643)

Interest income (expense), net .......................              243                524
Loss on disposal of property and equipment ...........             (156)                --
                                                           ------------       ------------
Loss before accounting change ........................           (7,338)            (5,119)
                                                           ------------       ------------

Cumulative effect of accounting change ...............           (3,554)                --
                                                           ------------       ------------

Net loss .............................................     $    (10,892)      $     (5,119)
                                                           ============       ============

Foreign currency translation loss ....................              (45)                --
                                                           ------------       ------------
Comprehensive loss ...................................     $    (10,937)      $     (5,119)
                                                           ============       ============

Basic and diluted net loss per share:
   Loss before accounting change .....................     $      (0.34)      $      (0.24)
   Effect of accounting change .......................            (0.16)                --
                                                           ------------       ------------
   Net loss ..........................................     $      (0.50)      $      (0.24)
                                                           ============       ============

Basic and diluted weighted average shares
  outstanding ........................................       21,958,896         21,114,304
                                                           ============       ============

Pro forma amounts assuming the accounting change
 was applied retroactively:
   Net loss ..........................................     $     (7,338)      $     (7,458)
   Basic and diluted net loss per share ..............     $      (0.34)      $      (0.35)


(1) Includes amortization of stock compensation of $1,321,000 and $28,000 in fiscal 2001 and 2000, respectively.
(2) Includes amortization of stock compensation of $17,000 and $406,000 in fiscal 2001 and 2000, respectively.
(3) Includes amortization of stock compensation of $20,000 and $52,000 in fiscal 2001 and 2000, respectively.


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                THREE MONTHS
                                                                              ENDED DECEMBER 31,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------

Cash flows from operating activities:
Net loss ............................................................      $(10,892)      $ (5,119)
Adjustments  to  reconcile  net  loss to net cash  used by  operating activities:
      Depreciation and amortization .................................         1,266            485
      Amortization of deferred stock compensation ...................         1,358            486
      Change in accounting policy ...................................         2,708             --
      Loss on disposal of fixed assets ..............................           156             --
      Shareholder loans forgiven ....................................            73             --
      Interest on shareholder loans .................................           (31)            --
Changes in operating assets and liabilities:
      Accounts receivable ...........................................           418             99
      Prepaid expenses and other current assets .....................           521            228
      Other assets ..................................................            89            127
      Accounts payable ..............................................        (1,059)          (604)
      Accrued liabilities ...........................................            55           (334)
      Deferred revenue ..............................................           914           (432)
                                                                           --------       --------
Net cash used by operating activities: ..............................        (4,424)        (5,064)
                                                                           --------       --------

Cash flows from investing activities:
      Maturities of investments .....................................         8,986         14,080
      Purchases of investments ......................................        (4,000)        (3,100)
      Additions to property and equipment ...........................          (711)        (2,547)
                                                                           --------       --------
Net cash provided by investing activities ...........................         4,275          8,433
                                                                           --------       --------

Cash flows from financing activities:
      Exercise of stock options and warrants ........................            39            195
      Payments under capital lease obligations ......................           (34)          (824)
      Repayments of notes payable ...................................          (366)            --
                                                                           --------       --------
Net cash used by financing activities ...............................          (361)          (629)
                                                                           --------       --------
      Effects of exchange rate changes ..............................            16             --
Net increase (decrease) in cash .....................................          (494)         2,740
Cash, beginning of period ...........................................         7,993          7,743
                                                                           --------       --------
Cash, end of period .................................................      $  7,499       $ 10,483
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest ...........................................      $    120       $    236
                                                                           ========       ========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
   Treasury stock received for notes receivable from shareholders ...      $    645        $    --
                                                                           ========       ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results may differ from these estimates. Operating results for the three-month period ended December 31, 2000 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

    Certain reclassifications of prior year balances have been made for consistent presentation with the current year. Such reclassifications had no effect on net loss, cash flows or shareholders equity as previously reported.

2.  NET LOSS PER SHARE

    Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

    The components of basic and diluted loss per share were as follows:

                                                         THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
                                                    (in thousands, except
                                                        per share data)
Numerator:
   Net loss .................................      $(10,892)      $ (5,119)
Denominator:
   Basic and diluted weighted average
     common shares outstanding ..............        21,959         21,114
                                                   --------       --------
      Basic and diluted net loss per share ..      $  (0.50)      $  (0.24)
                                                   ========       ========


    A total of 512,000 restricted shares, warrants of 539,280 and options of 4,946,184 have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

3.  CHANGE IN ACCOUNTING POLICY

    In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the accounting change. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining customer relationships. The net effect of the change on the quarter ended December 31, 2000 was to increase net loss by $2.7 million ($0.12 per share), comprised of the $3.6 million cumulative effect of accounting change ($0.16 per share), net of $0.8 million of the related deferred revenue which was recognized as revenue during the quarter ($0.04 per share). The remainder of the related deferred revenue will be recognized as revenue as follows: $1.7 million over the remainder of fiscal 2001, $0.8 million in fiscal 2002 and $0.2 million in fiscal 2003.

4.  DISPOSAL OF PROPERTY AND EQUIPMENT

    On October 15, 2000, the Company amended its headquarters lease agreement to decrease the total leased space. Upon cancellation of one floor of office space, the Company disposed of $230,000 of leasehold improvements related to the cancelled floor. The remaining net book value of disposed leasehold improvements of $156,000 was recorded as a loss.

5.  RELATED PARTY TRANSACTIONS

    During the quarter ended December 31, 2000, the Company entered into agreements with two officers of the Company, one current and one former, to accept certain shares of N2H2 common stock held by the officers in exchange for forgiveness of amounts due to the Company under notes receivable. As a result of these transactions, a total of 808,000 shares of common stock were repurchased by the Company at prices between $1.00 and $1.50 per share. The excess of the repurchase price over the market value at the date of repurchase of $343,000 was applied against the previously recorded reserve for shareholder loans.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

    Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, believes or continue, the negative of such terms or other comparable terminology. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic market conditions, the success of our brand and systems development efforts, the absence of patent protection for our technology, the fact that others have patented various filtering technologies, and customer acceptance of our services, products and fee structures. Further information on the factors and risks that could affect our business, financial condition and results of operations are included in Part 1,
Item 1 to the Company's Form 10-K for the year ended September 30, 2000, which has been filed with the Securities and Exchange Commission and is available at http://www.sec.gov.

OVERVIEW

    N2H2 is a leading Internet management company, providing filtering, reporting and usage management software and related professional services to conserve bandwidth, increase user productivity, and seek to limit potential legal liability. Our internet filtering is designed to enable large scale organizations (enterprises, government institutions, Internet Service Providers
(ISPs), schools) to control costs through customizable filtering levels that are designed to allow access to only the Web content most relevant to their specific environment.

    N2H2 is expanding beyond its initial service model by offering software solutions that may enable us to achieve greater penetration into the enterprise market. The first of these solutions is a plug-in software technology designed to provide filtering within the Microsoft Internet Security and Acceleration
(ISA) Server 2000. We have released an evaluation edition of the N2H2 Internet Filtering for ISA 2000, which is available for download at http://www.n2h2.com. The final version is planned to be released simultaneously with the launch of Microsoft ISA Server 2000. In addition, we are currently conducting a private beta program of N2H2 Internet Filtering for Sun's Solaris(TM) Operating Environment - with simultaneous proof-of-concept testing by the Sun Global Education and Research Group. Final release is anticipated in mid to late second quarter of fiscal 2001. There can be no assurance that our new software solutions can be fully developed for widespread release, or that they will be well-received by potential enterprise customers or that we will be able to achieve any significant penetration of the enterprise market in the event that they eventually are released. If we cannot successfully develop these and other potential products, we will have to rethink our strategy in this regard. We may not successfully be able to give form to another strategy in time to capitalize on what we think are our strengths. If we are unable to develop new products or strategies in this time frame, our business and financial position would be seriously harmed.

RESULTS OF OPERATIONS

Revenues

    We generate our revenues from installation and subscription fees charged for our filtering services, consulting fees, and advertising fees.

    Internet filtering and consulting services revenues increased by 16% to $2.2 million for the quarter, compared to $1.9 million for the comparable period in the prior fiscal year. The increase reflects growth in new customers, offset by the net effect of adopting SAB 101 during the quarter. Effective October 1, 2000, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship. As a result, comparisons between fiscal 2001 and fiscal 2000 will show a slower growth rate of revenues between these years.

    Advertising revenue decreased by 19% to $0.3 million for the quarter, compared to $0.4 million for the comparable period in the prior fiscal year. In November 2000, we ended the promotion of the Bess Partner Program, our advertising model in the education market. Customer conversions to our pre-existing fee-based model have begun. Advertising revenue is expected to decline in future periods.

    Also included in advertising revenues for the quarter are barter revenues of $0.2 million generated from the exchange of advertising services. Such transactions are recorded at the fair value of advertisements delivered. Revenue from barter transactions is recognized when advertising is provided, and services received are charged to expense on a straight-line basis over the contract period.

Internet filtering services and customer support costs

    Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, search engine and Web hosting services, and bandwidth. Internet filtering services and customer support costs remained materially consistent at $1.5 million for the quarter, compared to $1.4 million for the comparable period in the prior fiscal year. The slight increase is primarily due to increased Internet connection and co-location costs to support our expanded customer base.

Educational content and advertising costs

    Educational content and advertising costs include product license fees and advertising commissions. Educational content and advertising costs increased to $0.6 million for the quarter, compared to $0.1 million for the comparable period in the prior fiscal year. The increase resulted from the official launch of the advertising model in late fiscal 1999, which led to software license agreements, increased sponsorship contracts and a higher volume of ads placed. Educational content and advertising costs are expected to decrease in future periods as the Bess Partner Program is concluded and certain product license contracts are cancelled.

Sales and marketing

    Sales and marketing expenses consist primarily of salaries, commissions, stock compensation expense, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel. Sales and marketing also includes an allocation of corporate facilities costs.

    Sales and marketing expenses increased 43% to $4.1 million for the quarter, from $2.8 million for the comparable period in the prior fiscal year. This increase is due to the amortization of deferred stock compensation related to the employment of certain executives of iseek, Pty Limited, our Australian sales office acquired in the second quarter of fiscal 2000.

General and administrative

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees and an allocation of corporate facilities costs.

    General and administrative expenses decreased by 22% to $1.5 million for the quarter, from $1.9 million for the comparable period in the prior fiscal year. This decrease is due to our resolve to reduce overall general and administrative expenses and to operate within a disciplined cost structure, combined with a reduction in deferred stock compensation primarily resulting from the departure of our Chief Operating Officer in the prior fiscal year. The decrease is partially offset by one-time severance charges of $0.5 million upon the departure of our Chief Financial Officer and certain other employees during the quarter.

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

    Research and development expenses decreased by 18% to $1.0 million for the quarter, from $1.2 million for the comparable period in the prior fiscal year. The decrease is due to the culmination during the quarter of an intensive drive to reengineer our filtering technology into a modular plug-in for a wide variety of server platforms. As described above, an evaluation edition of the first iteration of our new architecture, N2H2 Internet Filtering for Microsoft ISA Server 2000, was released in January 2001.

Depreciation and amortization

    Depreciation and amortization consist primarily of depreciation on all fixed assets and amortization of acquired intangible assets. Depreciation and amortization expenses increased by 161% to $1.3 million for the quarter, from $0.5 million for the comparable period in the prior fiscal year. The increase is due to the increased fixed asset balances, combined with the amortization of intangible assets acquired from iseek Pty Limited.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and marketable securities were $19.8 million or 54% of total assets at December 31, 2000, compared to $25.3 million or 57% of total assets at September 30, 2000. The decrease in cash and marketable securities is primarily due to cash used to fund operations. Operating activities consumed $4.4 million for the quarter, compared to $5.1 million for the comparable period of the prior fiscal year. We had working capital of $14.7 million at December 31, 2000, compared to $22.4 million at September 30, 2000. The decline in working capital is primarily due to our operating loss and the recording of deferred revenue with the adoption of SAB 101.

    Investing activities provided a net $4.3 million during the quarter. This was a result of maturing of investments, offset by purchases of investments and additions to property and equipment. Additions to property and equipment totaled $0.7 million during the quarter, compared to $2.5 million during the comparable period of the prior fiscal year. The additions during the period primarily represent new proxy servers and other computer hardware purchased to support the growth in customer base. While we will continue to experience capital expenditures to support our growth in sales and installations of new proxy servers, we anticipate that minimal purchases of equipment will be required to support our internal operations, administrative infrastructure, and personnel in fiscal 2001.

    Financing activities consumed a net $0.4 million during the quarter, primarily due to repayments of long-term equipment advances with Imperial Bank. We also have a revolving line of credit facility with Imperial Bank, which allows for draws of 80% of accounts receivable assigned as security, up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Our available borrowings under the line of credit are reduced by an irrevocable standby letter of credit in the amount of $665,000, which expires on July 31, 2005. Advances under the revolving line of credit bear interest at 0.5% above the bank's prime rate. To date, we have made no advances against this line of credit facility.

    Operating expenses, together with capital expenditures related to new proxy servers, will consume a significant amount of our cash resources. We intend to maintain our reduced level of spending through fiscal 2001 as we continue to streamline operations while entering new markets and further developing our sales channels and international presence. We believe that our cash and short-term investments on hand, together with cash from operations and financing available through our line of credit, will be sufficient to meet our anticipated cash needs for the next 12 months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds on acceptable terms when needed, our business and results of operations would be seriously harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amounts of cash equivalents, investments, notes payable and capital lease obligations at December 31, 2000 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.


                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

       There are no litigation matters pending.

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

       At September 30, 2000 the Company had remaining net proceeds from its initial public offering of $18,955,000. During the quarter ended December 31, 2000, the Company used $7,338,000 to fund its operating loss, leaving remaining net proceeds of $11,617,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable.

ITEM 5. OTHER INFORMATION

       Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits:

              10.1 Letter of Employment/Promotion dated December 22, 2000 between Frank Fulton, Chief Operating Officer, and the registrant

              10.2 Severance Agreement and Release dated January 4, 2001 between Richard Giacchetti, Vice President of Education, and the registrant

           b) Reports on Form 8-K.

              None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             N2H2, INC.

Dated: February 9, 2001      By: /s/  Peter H. Nickerson
                                 ------------------------------------
                                 Peter H. Nickerson
                                 Chairman, President and Chief Executive Officer (principal executive officer)

Dated: February 9, 2001      By: /s/  J. Paul Quinn
                                 ------------------------------------
                                 J. Paul Quinn
                                 Vice President - Chief Financial Officer,
                                 Secretary and Treasurer
                                 (principal financial and accounting officer)