Form 10-Q
period 2001-03-31
N2H2 INC
filed 2001-05-11
CIK 1077301

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

   As of May 10, 2001, the registrant had outstanding 22,028,236 shares of common stock, no par value.

                                   N2H2, INC.

                                TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION............................................................................     3

        Item 1. Financial Statements.....................................................................     3

              CONDENSED CONSOLIDATED BALANCE SHEETS......................................................     3

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS.....................     4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS............................................     5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.......................................     6

        Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations....     8

        Item 3. Quantitative And Qualitative Disclosures About Market Risk...............................    12

PART II--OTHER INFORMATION...............................................................................    13

        Item 1. Legal Proceedings........................................................................    13

        Item 2. Changes In Securities And Use Of Proceeds................................................    13

        Item 3. Defaults Upon Senior Securities..........................................................    13

        Item 4. Submission Of Matters To A Vote Of Security Holders......................................    13

        Item 5. Other Information........................................................................    13

        Item 6. Exhibits And Reports On Form 8-K.........................................................    13

SIGNATURES...............................................................................................    14

                          PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   N2H2, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)

                                                           MARCH 31,    SEPTEMBER 30,
                                                             2001           2000
                                                          ----------    -------------
ASSETS:
Current assets:
      Cash and cash equivalents........................     $  5,014       $  7,993
      Investments......................................        9,201         17,292
      Accounts receivable, net.........................          996          2,069
      Prepaid expenses and other current assets........          527          1,161
                                                            --------       --------
     Total current assets..............................       15,738         28,515
Long-term investments..................................           --          3,000
Acquired intangible assets, net........................        1,427          1,490
Property and equipment, net............................        8,780         10,192
Other assets, net......................................          828            914
                                                            --------       --------
     Total assets......................................     $ 26,773       $ 44,111
                                                            ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
      Accounts payable.................................     $    918       $  1,982
      Royalties payable................................          108            198
      Accrued liabilities..............................        1,150          1,277
      Deferred revenue.................................        2,570            762
      Current portion of capital lease obligations.....          212            205
      Current portion of long-term debt................        3,929          1,646
                                                            --------       --------
     Total current liabilities.........................        8,887          6,070
Deferred revenue.......................................        1,738            184
Capital lease obligations, net of current portion......          127            222
Long-term debt, net of current portion.................           --          3,076
                                                            --------       --------
     Total liabilities.................................       10,752          9,552
                                                            --------       --------

Shareholders' equity:
      Common stock.....................................       92,426         93,085
      Notes receivable from shareholders, net..........         (402)        (1,073)
      Deferred stock compensation......................       (3,450)        (6,069)
      Accumulated other comprehensive loss.............         (149)           (61)
      Accumulated deficit..............................      (72,404)       (51,323)
                                                            --------       --------
     Total shareholders' equity........................       16,021         34,559
                                                            --------       --------
     Total liabilities and shareholders' equity........     $ 26,773       $ 44,111
                                                            ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
            (unaudited, in thousands except share and per share data)

                                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        MARCH 31,                     MARCH 31,
                                                -------------------------    -------------------------
                                                    2001          2000           2001          2000
                                                ----------    -----------    -----------    ----------
Revenues:
   Internet filtering and consulting
        services..............................  $    1,772    $     1,967    $     3,955    $    3,815
   Advertising................................         118            958            420         1,367
                                                ----------    -----------    -----------    ----------
    Total Revenues............................       1,890          2,925          4,375         5,182

Operating expenses:
   Internet filtering services and
        customer support......................       1,515          1,799          3,002         3,196
   Educational content and advertising
        costs.................................          56            161            669           220
   Sales and marketing........................       3,673          4,329          7,731         7,138
   General and administrative.................       1,644          2,265          3,114         4,170
   Research and development...................       1,088          1,112          2,104         2,357
   Depreciation and amortization..............       1,226            786          2,492         1,271
                                                ----------    -----------    -----------    ----------
    Total operating expenses..................       9,202         10,452         19,112        18,352
                                                ----------    -----------    -----------    ----------

Loss from Operations..........................      (7,312)        (7,527)       (14,737)      (13,170)

Interest income, net..........................         138            608            381         1,132
Loss on disposal of property and equipment....         (15)            --           (171)           --
Impairment of investment......................      (3,000)            --         (3,000)           --
                                                ----------    -----------    -----------    ----------
Loss before accounting change.................     (10,189)        (6,919)       (17,527)      (12,038)
                                                ----------    -----------    -----------    ----------

Cumulative effect of accounting change........          --             --         (3,554)           --
Net loss......................................  $  (10,189)   $    (6,919)   $   (21,081)   $  (12,038)
                                                ==========    ===========    ===========    ==========

Foreign currency translation loss.............        (104)           (15)           (88)          (15)
                                                ----------    -----------    -----------    ----------
Comprehensive loss............................  $  (10,293)   $    (6,934)   $   (21,169)   $  (12,053)
                                                 =========    ===========    ===========    ==========

Basic and diluted net loss per share:
  Loss before accounting change...............  $    (0.47)   $     (0.32)   $     (0.81)   $    (0.56)
  Effect of accounting change.................          --             --          (0.16)           --
                                                ----------    -----------    -----------    ----------
  Net loss....................................  $    (0.47)   $     (0.32)   $     (0.97)   $    (0.56)
                                                ==========    ===========    ===========    ==========

Basic and diluted  weighted average shares
outstanding...................................  21,459,558     21,365,077     21,714,439    21,452,296
                                                ==========    ===========    ===========    ==========

Pro forma amounts assuming the accounting
  change was applied retroactively:
  Net loss...................................   $ (10,189)    $    (7,151)   $   (17,527)   $  (14,609)
  Basic and diluted net loss per share.......   $   (0.47)    $     (0.33)   $     (0.81)   $    (0.68)

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                             SIX MONTHS
                                                                           ENDED MARCH 31,
                                                                        --------------------
                                                                          2001        2000
                                                                        --------    --------
Cash flows from operating activities:
Net loss...........................................................     $(21,081)   $(12,038)
Adjustments to reconcile net loss to net cash used
   by operating activities:
      Depreciation and amortization................................        2,492       1,271
      Amortization of deferred stock compensation..................        2,548       1,200
      Change in accounting policy..................................        2,018          --
      Loss on disposal of fixed assets.............................          171          --
      Impairment of investment.....................................        3,000          --
      Shareholder loans forgiven...................................           73          --
      Interest on shareholder loans................................          (47)         --
Changes in operating assets and liabilities:
      Accounts receivable..........................................        1,073        (234)
      Prepaid expenses and other current assets....................          634         286
      Other assets.................................................          (14)       (681)
      Accounts payable.............................................       (1,064)       (876)
      Royalties payable............................................          (90)         48
      Accrued liabilities..........................................         (127)         10
      Deferred revenue.............................................        1,344        (852)
                                                                        --------    --------
Net cash used by operating activities:.............................       (9,070)    (11,866)
                                                                        --------    --------
Cash flows from investing activities:
      Maturities of investments....................................       21,191      15,765
      Purchases of investments.....................................      (13,100)         --
      Proceeds from sale of property and equipment.................           18          --
      Additions to property and equipment..........................       (1,106)     (5,478)
      Transaction costs incurred for iseek, Ltd. acquisition, net
         of cash acquired..........................................           --        (229)
                                                                        --------     --------
Net cash provided by investing activities..........................        7,003      10,058
                                                                        --------     -------
Cash flows from financing activities:
      Issuance of common stock.....................................            4          --
      Exercise of stock options and warrants.......................           53         306
      Payments under capital lease obligations.....................          (88)       (864)
      Repayments of notes payable..................................         (793)         --
                                                                        --------     -------
Net cash used by financing activities..............................         (824)       (558)
                                                                        ---------    --------
      Effects of exchange rate changes.............................          (88)        (15)
                                                                        ---------    --------
Net decrease in cash...............................................       (2,979)     (2,381)
Cash, beginning of period..........................................        7,993       7,743
                                                                        --------     -------
Cash, end of period................................................     $  5,014     $ 5,362
                                                                        ========     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for interest..........................................     $    116     $   279
                                                                        ========     =======
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
   Treasury stock received for notes receivable from shareholders..     $    645     $    --
                                                                        ========     =======
   Stock and warrants issued for iseek Ltd. acquisition............     $     --     $17,359
                                                                        ========     =======
   Intangible assets acquired from iseek Ltd.......................     $     --     $ 8,580
                                                                        ========     =======
   Deferred compensation recorded upon acquisition of iseek Ltd....     $     --     $ 8,910
                                                                        ========     =======
   Property and equipment acquired from iseek Ltd..................     $     --     $   101
                                                                        ========     =======
   Other assets acquired from iseek Ltd............................     $     --     $    51
                                                                        ========     =======
   Accounts payable acquired from iseek Ltd........................     $     --     $    54
                                                                        ========     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   N2H2, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.  BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the six-month period ended March 31, 2001 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 2000.

    Certain reclassifications of prior year balances have been made for consistent presentation with the current year. Such reclassifications had no effect on net loss, cash flows or shareholders' equity as previously reported.

    In the prior year, the Company made two adjustments to the fiscal year 2000 recorded amounts of intangible assets related to the February 23, 2000 acquisition of iseek Pty Limited (iseek). The changes consist of a reclassification of $8.9 million from goodwill to deferred stock compensation in recognition of shares issued to the founders of iseek which are held in employment escrow, and a $1.3 million addition to acquired intangible assets in recognition of warrants issued as part of the purchase consideration. The effect of these adjustments on the prior period reported results of operations and financial position were as follows:

                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                             MARCH 31, 2000             MARCH 31, 2000
                                      ------------------------------------------------
                                      AS REPORTED   AS REVISED   AS REPORTED  AS REVISED
                                      -----------   ----------   -----------  ----------
                                             (in thousands, except per share data)

   Net loss.........................  $    6,593    $    6,919   $   11,712   $   12,038
   Earnings per share, basic and
      diluted.......................  $    (0.31)   $    (0.32)  $    (0.54)  $    (0.56)

   Total assets.....................  $   70,531    $   63,003   $   70,531   $   63,003
   Total shareholders' equity.......  $   66,953    $   59,425   $   66,953   $   59,425

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

    The components of basic and diluted loss per share were as follows:

                                               THREE MONTHS                  SIX MONTHS
                                              ENDED MARCH 31,              ENDED MARCH 31,
                                       ---------------------------   -------------------------
                                            2001          2000           2001          2000
                                       ------------   ------------   ----------    -----------
                                                (in thousands, except per share data)
Numerator:
   Net loss...........................  $   (10,189)  $     (6,919)  $   (21,081)  $   (12,038)
Denominator:
   Basic and diluted weighted average
     common shares outstanding.......        21,460         21,365        21,714        21,452
                                        -----------   ------------   -----------   -----------
      Basic and diluted net loss per
         share......................    $     (0.47)  $      (0.32)  $     (0.97)  $     (0.56)
                                        ===========   ============   ===========   ===========

    A total of 379,104 restricted shares, warrants of 539,280 and options of 4,068,767 have been excluded from the calculation of diluted loss per share because they are anti-dilutive.

3.  CHANGE IN ACCOUNTING POLICY

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the accounting change. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining customer relationship periods. The net effect of the change on the six-month period ended March 31, 2001 was to increase the net loss by $2.0 million ($0.09 per share), comprised of the $3.6 million cumulative effect of accounting change ($0.16 per share), net of $1.5 million of the related deferred revenue which was recognized as revenue during the period ($0.07 per share). The remainder of the related deferred revenue will be recognized as revenue as follows: $1.0 million over the remainder of fiscal 2001, $0.8 million in fiscal 2002 and $0.2 million in fiscal 2003.

4.  IMPAIRMENT OF INVESTMENT

    During the quarter ended March 31, 2001, the Company recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented the Company's entire investment in the common stock of the company. The impairment was recorded based on currently available financial information of the investee company.

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

6.  SUBSEQUENT EVENTS

    Subsequent to March 31, 2001, Imperial Bank notified the Company that it was in violation of certain covenants specified in the loan agreement dated September 20, 2000. The Company does not agree with the Bank's determination. The entire outstanding loan balance has been classified as current as of March 31, 2001 pending resolution of the covenant violation dispute.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

    Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, believes or continue, the negative of such terms or other comparable terminology. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic market conditions, the success of our brand and systems development efforts, the absence of patent protection for our technology, the fact that others have patented various filtering technologies, and customer acceptance of our services, products and fee structures. Further information on the factors and risks that could affect our business, financial condition and results of operations are included in Part I,
Item 1 to the Company's Form 10-K for the year ended September 30, 2000, which has been filed with the Securities and Exchange Commission and is available at http://www.sec.gov.

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

RESULTS OF OPERATIONS--- THREE MONTHS ENDED MARCH 31, 2001

Revenues

    We generate our revenues from installation and subscription fees charged for our filtering services, consulting fees, and advertising fees.

    Internet filtering and consulting services revenues decreased by 10% to $1.8 million for the quarter, compared to $2.0 million for the comparable period in the prior fiscal year. The decrease reflects the effect of adopting SAB 101 during the first quarter of the fiscal year. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship. As a result, comparisons between fiscal 2001 and fiscal 2000 will show a slower growth rate of revenues between these years. In addition, due to our strategic move away from the advertising model, sales efforts during the quarter were largely focused on converting school customers from the advertising model to our subscription fee-based model. These conversions have resulted in contracts that will be billed and begin being recognized in the fourth quarter of the fiscal year, when the advertising model is officially concluded.

    Advertising revenue decreased by 88% to $118,000 for the quarter, compared to $1.0 million for the comparable period in the prior fiscal year. In the quarter ended December 31, 2000, we ended the promotion of our advertising model and began converting customers to our subscription fee-based model. Accordingly, most contracts with advertisers have been concluded or cancelled during the quarter. Advertising revenue is expected to decline further in future periods.

Internet filtering services and customer support costs

    Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, search engine and Web hosting services, bandwidth, and an allocation of corporate facilities costs. Internet filtering services and customer support costs decreased by 16% to $1.5 million for the quarter, compared to $1.8 million for the comparable period in the prior fiscal year. The decrease is due to reductions in force during the quarter.

Educational content and advertising costs

    Educational content and advertising costs consist of advertising commissions, and in prior quarters also included product license fees. Educational content and advertising costs decreased by 65% to $56,000 for the quarter, compared to $161,000 for the comparable period in the prior fiscal year. The decrease is due to the conclusion of our advertising-based filtering model and the corresponding cancellation of a certain contract in which we agreed to exchange advertising services for a license to market and use certain educational content in our promotion of filtering subscriptions. The original contract term was to continue for ten quarters through June 30, 2002. As a result of our strategic move away from the advertising model, this contract was cancelled effective January 1, 2001, without penalty. Educational content and advertising costs are expected to continue to decline in future periods.

Sales and marketing

    Sales and marketing expenses consist primarily of salaries, commissions, stock compensation expense, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel. Sales and marketing also includes an allocation of corporate facilities costs.

    Sales and marketing expenses decreased by 15% to $3.7 million for the quarter, from $4.3 million for the comparable period in the prior fiscal year. The decrease is primarily due to reductions in force, renegotiations of various marketing contracts, and the elimination of sales and marketing expenditures related to the advertising-based filtering program. The decrease in sales and marketing expense is offset by increased amortization of deferred stock compensation related to the employment of two executives of iseek, our Australian sales office acquired in February 2000.

General and administrative

    General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees and an allocation of corporate facilities costs.

    General and administrative expenses decreased by 27% to $1.6 million for the quarter, from $2.3 million for the comparable period in the prior fiscal year. This decrease is due to significant reductions in administrative headcount, combined with a reduction in amortization of deferred stock compensation resulting from the departure of the former Chief Operating Officer in the prior fiscal year. Further, we have reduced our spending on professional services and other support functions in a continued effort to operate within a more disciplined cost structure.

Research and development

    Research and development costs consist primarily of salaries and benefits for software developers, consulting fees and an allocation of corporate facilities costs. Research and development activities consist primarily of developing new products and enhancing existing products. Product costs related to internal research and development have been expensed as incurred. Research and development expenses have remained consistent at $1.1 million for both the current quarter and the comparable period in the prior fiscal year.

Depreciation and amortization

    Depreciation and amortization consist primarily of depreciation on all fixed assets and amortization of acquired intangible assets. Depreciation and amortization expenses increased by 56% to $1.2 million for the quarter, from $0.8 million for the comparable period in the prior fiscal year. The increase is due to the increased average fixed asset balances combined with the amortization of intangible assets acquired from iseek in February 2000.

Interest income and expense

    Interest income consists primarily of interest earned on our held-to-maturity investments. Interest expense consists of interest paid on our outstanding loan balances from Imperial Bank. Net interest income has decreased by 77% to $138,000, from $608,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced investment balance combined with the debt incurred in the third and fourth quarters of fiscal 2000.

Impairment of investment

    During the quarter, we recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented our entire investment in the common stock of the company. The impairment was recorded based on currently available financial information of the investee company.

RESULTS OF OPERATIONS--- SIX MONTHS ENDED MARCH 31, 2001

Revenues

    Internet filtering and consulting services revenues for the six-month period increased by 4% to $4.0 million, from $3.8 million for the comparable period in the prior fiscal year. The increase reflects growth in new customers, offset by the effect of adopting SAB 101 during the first quarter of fiscal year 2001. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship. As a result, comparisons between fiscal 2001 and fiscal 2000 will show a slower growth rate of revenues between these years. In addition, due to our strategic move away from the advertising-based filtering model, sales efforts during the quarter were largely focused on converting school customers from the advertising model to our subscription fee-based model. These conversions have resulted in contracts that will be billed and begin being recognized in the fourth quarter of the fiscal year, when the advertising model is officially concluded.

    Advertising revenues for the six-month period decreased by 69% to $0.4 million, from $1.4 million for the comparable period in the prior fiscal year. During the period, we ended the promotion of our advertising model and began converting customers to our subscription fee-based model. Accordingly, most contracts with advertisers have been concluded or cancelled during the period. Advertising revenue is expected to decline further in future periods.

Internet filtering services and customer support costs

    Internet filtering services and customer support costs for the six-month period decreased by 6% to $3.0 million, from $3.2 million for the comparable period in the prior fiscal year. The decrease is primarily due to reductions in force during the period.

Educational content and advertising costs

    Educational content and advertising costs for the six-month period increased by 204% to $0.7 million, from $0.2 million for the comparable period in the prior fiscal year. The increase resulted from the launch of the advertising model in late fiscal 1999, which led to software license agreements, sponsorship contracts and a large volume of ads placed in fiscal 2000. However, we ended the promotion of our advertising model in the current fiscal year. As such, educational content and advertising costs are expected to decrease in future periods as the advertising model is concluded.

Sales and marketing

    Sales and marketing expenses for the six-month period increased by 8% to $7.7 million, from $7.1 million for the comparable period in the prior fiscal year. The increase is due to the amortization of deferred stock compensation related to the employment of two executives of iseek, our Australian sales office acquired in February 2000. The increase is offset by reductions in force, renegotiations of several marketing contracts, and the elimination of sales and marketing expenditures related to the advertising-based filtering program, which is being concluded.

General and administrative

    General and administrative expenses for the six-month period decreased by 25% to $3.1 million, from $4.2 million for the comparable period in the prior fiscal year. This decrease is due to significant reductions in administrative headcount, combined with a reduction in amortization of deferred stock compensation resulting from the departure of the former Chief Operating Officer in the prior fiscal year. Further, we have reduced our spending on professional services and other support functions in a continued effort to operate within a more disciplined cost structure.

Research and development

    Research and development expenses for the six-month period decreased by 11% to $2.1 million, from $2.4 million for the comparable period in the prior fiscal year. The decrease is due to the completion and release of new product offerings. Specifically, we released the N2H2 Internet Filtering for Microsoft ISA Server 2000 in February 2001 and the N2H2 Internet Filtering for Microsoft Proxy 2.0 in April 2001.

Depreciation and amortization

    Depreciation and amortization expenses for the six-month period increased by 96% to $2.5 million, from $1.3 million for the comparable period in the prior fiscal year. The increase is due to the increased average fixed asset balances combined with the amortization of intangible assets acquired from iseek in February 2000.

Interest income and expense

    Net interest income has decreased by 66% to $0.4 million, from $1.1 million for the comparable period in the prior fiscal year. The decrease is due to the decrease in our investment balance combined with the debt incurred in the third and fourth quarters of fiscal 2000.

Impairment of investment

    During the period, we recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented our entire investment in the common stock of the company. The impairment was recorded based on currently available financial information of the investee company.

Change in accounting principle

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, we recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the accounting change. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining customer relationship periods. The net effect of the change on the six-month period ended March 31, 2001 was to increase net loss by $2.0 million ($0.09 per share), comprised of the $3.6 million cumulative effect of accounting change ($0.16 per share), net of $1.5 million of the related deferred revenue which was recognized as revenue during the period ($0.07 per share). The remainder of the related deferred revenue will be recognized as revenue as follows: $1.0 million over the remainder of fiscal 2001, $0.8 million in fiscal 2002 and $0.2 million in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and investments were $14.2 million or 53% of total assets at March 31, 2001, compared to $25.3 million or 57% of total assets at September 30, 2000. The decrease in cash and investments is primarily due to cash used to fund operations. Operating activities consumed $9.1 million for the six-month period, compared to $11.9 million for the comparable period of the prior fiscal year. We had working capital of $6.9 million at March 31, 2001, compared to $22.4 million at September 30, 2000. The decline in working capital is primarily due to our operating loss for the period, the recording of deferred revenue with the adoption of SAB 101, and the reclassification of long-term debt to current.

    Investing activities provided net cash flows of $7.0 million during the six-month period. This was a result of maturing investments, offset by purchases of investments and additions to property and equipment. Additions to property and equipment totaled $1.1 million during the period, compared to $5.5 million during the comparable period of the prior fiscal year. The additions during the period primarily represent new proxy servers and other computer hardware purchased to support the growth in customer base. While we will continue to experience capital expenditures to support our growth in sales and installations of new proxy servers, we anticipate that minimal purchases of equipment will be required to support our internal operations, administrative infrastructure, and personnel in fiscal 2001.

    Financing activities consumed a net $0.8 million during the six-month period, primarily due to repayments of equipment advances with Imperial Bank. We also have a revolving line of credit facility with Imperial Bank, which allows for draws of 80% of eligible accounts receivable, up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Our current commitments against the line of credit consist of an irrevocable standby letter of credit in the amount of $665,000, which expires on July 31, 2005, and a $10,000 deposit held by Imperial Bank for the issuance of corporate credit cards. The total of these commitments is in excess of our borrowing base as of March 31, 2001. To cover the over-advance against line of credit, we established a $350,000, 30-day, automatically renewing certificate of deposit effective March 16, 2001, which is pledged as collateral to Imperial Bank. The cash restriction will remain in effect until such time as our over-advance is cured.

    Subsequent to March 31, 2001, Imperial Bank has initially determined that we are in violation of certain covenants specified in the loan agreement dated September 20, 2000. We do not agree with the Bank's determination. The entire outstanding loan balance has been classified as current as of March 31, 2001 pending resolution of the covenant violation dispute.

    Operating expenses, together with capital expenditures for new proxy servers and repayments of equipment advances, will continue to consume a significant amount of our cash resources. At historical rates of cash consumption, our current cash and investment balance is insufficient to sustain our operations beyond nine months from the end of the quarter. However, we intend to reduce our level of spending through fiscal 2001 as we continue to streamline operations while attempting to enter new markets and further developing our sales channels and international presence. We have taken several cost-cutting measures that are expected to result in cash savings through the remainder of the fiscal year. Specifically, we reduced world-wide headcount by more than 30%, we have reduced our headquarter office space by over 40% and are in the process of sub-leasing vacated premises, and we have renegotiated or eliminated numerous contracts with a range of vendors. In addition, sales efforts during the period were largely focused on converting school customers from our advertising model to our subscription fee-based model. These conversions have resulted in a number of contracts that will be billed in the fourth quarter of the fiscal year, when our advertising model is officially concluded. With these changes, we believe that our cash and short-term investments on hand, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for the next twelve months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional debt or equity securities or to obtain a larger credit facility. We have not made arrangements to obtain additional debt or equity financing and under current conditions, it would be very difficult to obtain financing in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds on acceptable terms when needed, our business, financial position and results of operations would be seriously harmed. Further, if for any reason Imperial Bank requires us to repay the entire outstanding loan balance before it is otherwise due, our cash resources would be adversely affected and would then be sufficient to meet our anticipated cash needs for one fewer quarter than described above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amounts of cash equivalents, investments, notes payable and capital lease obligations at March 31, 2001 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no litigation matters pending.

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

    At September 30, 2000 the Company had remaining net proceeds from its initial public offering of $19.0 million. During the six-months ended March 31, 2001, the Company used $9.1 million to fund its operating loss, leaving remaining net proceeds of $9.9 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Shareholders Meeting on March 8, 2001 at which time the shareholders voted on the following proposals:

(1) Election of two Class I directors for a three-year term:

NAME OF CANDIDATE                                            FOR     WITHHELD
-----------------                                            ---     --------
Hollis R. Hill........................................    16,438,688   533,628
Richard R. Rowe.......................................    16,434,858   537,458

    The aforesaid nominees have been elected, as Directors for the term set forth above.

(2) Ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors:

    The vote was 16,953,816 for, 11,600 against and 6,900 abstentions. There were no broker non-votes. The appointment of PricewaterhouseCoopers LLP was approved.

ITEM 5. OTHER INFORMATION

    Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a)  Exhibits:

        10.1 Severance Agreement and Release dated February 13, 2001 between James O'Halloran, Vice President - Marketing, and the registrant

        10.2 Letter of Employment/Promotion dated February 15, 2001 between Craig Blessing, Vice President of Sales, and the registrant

        10.3 Severance Agreement and Release dated March 16, 2001 between Neil McIrvin, Vice President-Enterprise, and the registrant

        10.4 Addendum to Executive Employment Agreement dated March 22, 2001 between Peter H. Nickerson, Chairman, President and Chief Executive Officer, and the registrant

    b)  Reports on Form 8-K.

        None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            N2H2, INC.

Dated: May 10, 2001         By:  /s/     Peter H. Nickerson
                                 -----------------------------------------------
                                 Peter H. Nickerson
                                 Chairman, President and Chief Executive Officer
                                 (principal executive officer)

Dated: May 10, 2001         By:  /s/     J. Paul Quinn
                                 -----------------------------------------------
                                 J. Paul Quinn
                                 Vice President - Chief Financial Officer,
                                 Secretary and Treasurer
                                 (principal financial and accounting officer)