Form 10-Q
period 2001-06-30
N2H2 INC
filed 2001-08-13
CIK 1077301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (206) 336-1501

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [   ]

     As of August 6, 2001, the registrant had outstanding 22,036,779 shares of common stock, no par value.

N2H2, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

N2H2, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	JUNE 30,	SEPTEMBER 30,
	2001	2000

ASSETS:

Current assets:

Cash and cash equivalents	$3,117	$7,993

Restricted cash and cash equivalents	675	—

Investments	2,500	17,292

Accounts receivable, net of allowances	537	2,069

Prepaid expenses and other current assets	298	1,161

Total current assets	7,127	28,515

Long-term investments	—	3,000

Acquired intangible assets, net	—	1,490

Property and equipment, net	7,761	10,192

Other assets, net	271	914

Total assets	$15,159	$44,111

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Accounts payable	$370	$1,982

Royalties payable	—	198

Accrued liabilities	1,198	1,277

Deferred revenue	1,773	762

Current portion of capital lease obligations	217	205

Current portion of long-term debt	—	1,646

Total current liabilities	3,558	6,070

Deferred revenue	2,138	184

Capital lease obligations, net of current portion	69	222

Long-term debt, net of current portion	—	3,076

Total liabilities	5,765	9,552

Shareholders’ equity:

Common stock, no par value; 250,000,000 shares authorized, 22,036,779 and 22,582,509 shares issued and outstanding, respectively	92,190	93,085

Notes receivable from shareholders, net of allowances	(44)	(1,073)

Deferred stock compensation	(2,676)	(6,069)

Accumulated other comprehensive loss	(139)	(61)

Accumulated deficit	(79,937)	(51,323)

Total shareholders’ equity	9,394	34,559

Total liabilities and shareholders’ equity	$15,159	$44,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited, in thousands except share and per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,

	2001	2000	2001	2000

Revenues:

Internet filtering and consulting services	$1,926	$2,628	$5,881	$6,442

Advertising	89	696	509	2,063

Total Revenues	2,015	3,324	6,390	8,505

Operating expenses:

Internet filtering services and customer support	1,179	1,713	4,181	4,908

Educational content and advertising costs	34	751	703	971

Sales and marketing	2,408	6,257	10,139	13,396

General and administrative	1,434	2,683	4,547	6,852

Research and development	1,281	1,171	3,386	3,528

Depreciation and amortization	1,245	1,558	3,737	2,829

Write-down of acquired intangible assets	1,396	—	1,396	—

Write-down of technology licenses	513	—	513	—

Total operating expenses	9,490	14,133	28,602	32,484

Loss from Operations	(7,475)	(10,809)	(22,212)	(23,979)

Interest income, net of interest expense	64	483	445	1,615

Loss on disposal of property and equipment	(122)	—	(293)	—

Write-down of investment	—	—	(3,000)	—

Loss before change in accounting policy	(7,533)	(10,326)	(25,060)	(22,364)
Cumulative effect of change in accounting policy	—	—	(3,554)	—

Net loss	$(7,533)	$(10,326)	$(28,614)	$(22,364)

Foreign currency translation loss	10	(26)	(78)	(26)

Comprehensive loss	$(7,523)	$(10,352)	$(28,692)	$(22,390)

Basic and diluted net loss per share:

Loss before change in accounting policy	$(0.35)	$(0.47)	$(1.16)	$(1.04)

Effect of change in accounting policy	—	—	(0.16)	—

Net loss per share	$(0.35)	$(0.47)	$(1.32)	$(1.04)

Basic and diluted weighted average shares outstanding	21,683,000	21,869,259	21,703,960	21,573,066

Pro forma amounts assuming the change in accounting policy was applied retroactively:

Net loss	$(7,533)	$(11,042)	$(28,614)	$(25,651)

Basic and diluted net loss per share	$(0.35)	$(0.50)	$(1.32)	$(1.19)

     The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	NINE MONTHS
	ENDED JUNE 30,

	2001	2000

Cash flows from operating activities:

Net loss	$(28,614)	$(22,364)

Adjustments to reconcile net loss to net cash used by operating activities:

Depreciation and amortization	3,737	2,828

Amortization of deferred stock compensation	3,077	2,884

Change in accounting policy	1,463	—

Loss on disposal of property and equipment	293	—

Write-down of investment	3,000	—

Write-down of acquired intangible assets	1,396	—

Write-down of technology licenses	513	—

Shareholder loans forgiven	447	—

Interest on shareholder loans	(63)	—

Changes in operating assets and liabilities:

Accounts receivable	1,532	(977)

Prepaid expenses and other current assets	863	511

Other assets	(18)	(613)

Accounts payable	(1,612)	(246)

Royalties payable	(198)	98

Accrued liabilities	(79)	493

Deferred revenue	1,503	(1,066)

Net cash used by operating activities:	(12,760)	(18,452)

Cash flows from investing activities:

Maturities of investments	27,892	32,756

Purchases of investments	(13,100)	(6,000)

Additions to property and equipment	(1,389)	(8,146)

Proceeds from sale of property and equipment	32	—

Notes receivable from shareholders	—	(793)

Transaction costs incurred for iseek, Ltd. acquisition , net of cash acquired	—	(229)

Net cash provided by investing activities	13,435	17,588

Cash flows from financing activities:

Issuance of common stock	4	—

Exercise of stock options and warrants	62	493

Payments under capital lease obligations	(142)	(908)

Borrowings under notes payable	—	2,000

Repayments of notes payable	(4,722)	(111)

Cash restricted to secure line of credit	(675)	—

Net cash used by financing activities	(5,473)	1,474

Effects of exchange rate changes	(78)	(26)

Net decrease in cash	(4,876)	584

Cash, beginning of period	7,993	7,743

Cash, end of period	$3,117	$8,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$71	$348
Stock received for notes receivable from shareholders	$645	$—
Stock and warrants issued for iseek Ltd. acquisition	$—	$17,359
Intangible assets acquired from iseek Ltd.	$—	$8,580
Deferred compensation recorded upon acquisition of iseek Ltd.	$—	$8,910
Assets acquired from iseek Ltd.	$—	$152
Liabilities acquired from iseek Ltd.	$—	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the nine-month period ended June 30, 2001 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2000.

     Certain reclassifications of prior year balances have been made for consistent presentation with the current year. Such reclassifications had no effect on net loss, cash flows or shareholders’ equity as previously reported.

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

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2000		JUNE 30, 2000

	As Reported	As Revised	As Reported	As Revised

	(in thousands, except per share data)
Net loss	$9,347	$10,326	$21,059	$22,364

Earnings per share, basic and diluted	$(0.42)	$(0.47)	$(0.96)	$(1.04)

Total assets	$63,658	$56,513	$63,658	$56,513

Total shareholders’ equity	$57,286	$50,141	$57,286	$50,141

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

     The components of basic and diluted loss per share were as follows:

	THREE MONTHS		NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2000	2001	2000

	(in thousands, except per share data)
Numerator:

Net loss	$(7,533)	$(10,326)	$(28,614)	$(22,364)

Denominator:

Basic and diluted weighted average common shares outstanding	21,683	21,869	21,704	21,573

Basic and diluted net loss per share	$(0.35)	$(0.47)	$(1.32)	$(1.04)

     A total of 341,192 restricted shares, warrants of 539,280 and options of 4,145,215 have been excluded from the calculation of diluted loss per share at June 30,2001 because they are anti-dilutive.

3.	CHANGE IN ACCOUNTING POLICY

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining customer relationship periods. The net effect of the change on the nine-month period ended June 30, 2001 was to increase the net loss by $1.5 million ($0.07 per share), comprised of the $3.6 million cumulative effect of the change in accounting policy ($0.16 per share), net of $2.1 million of the related deferred revenue which was recognized as revenue during the period ($0.09 per share). The remainder of the related deferred revenue will be recognized as revenue as follows: $0.5 million over the remainder of fiscal 2001, $0.8 million in fiscal 2002 and $0.2 million in fiscal 2003.

4.	SEVERANCE EXPENSE

     During the quarter, the Company reduced the overall level of world-wide staffing by over 30%. The reduction in force resulted in one-time severance charges of $0.8 million during the quarter.

5.	IMPAIRMENT LOSSES

     During the quarter, the Company recorded a $1.4 million write down of the carrying value of intangible assets acquired as part of the iseek purchase. The impairment loss is a result of iseek’s operations not meeting expected forecasts. Accordingly, the Company has scaled-back the subsidiary operations to a substantially reduced level. The impairment charge was calculated as the excess of the present value of future cash flows over the carrying value of the intangible assets.

     During the quarter, the Company recorded a $0.5 million write down on software license agreements which will not be used as part of future product offerings. The impairment charge represented the total net carrying value of the technology licenses.

     During the quarter ended March 31, 2001, the Company recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented the Company’s entire investment in the common stock of the company. The impairment was recorded based on currently available financial information of the investee company.

6.	RELATED PARTY TRANSACTIONS

     During the quarter, the Company entered into an agreement with a former officer of the Company to withhold severance consideration due to the officer under employment contract in exchange for forgiveness of certain amounts owed to the Company under notes receivable. The Company recorded a charge to compensation expense of $374,000 representing the portion of the loans forgiven. The remaining loan balance at June 30, 2001 of $292,000 is due under a revised promissory note commencing on July 30, 2001, which bears interest at 6.875% per annum. The balance due at June 30, 2001 is entirely offset by the reserve for shareholder loans.

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

7.	TERMINATION OF BORROWING FACILITY

     In April 2001, Imperial Bank notified the Company that it was in violation of certain covenants specified in the loan agreement dated September 20, 2000. As a result, the company paid off the entire loan balance of $3.9 million in May 2001.

8.	RESTRICTED CASH AND CASH EQUIVALENTS

     The Company has a revolving line of credit facility with Imperial Bank, which allows for draws of 80% of eligible accounts receivable, up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Current commitments against the line of credit consist of an irrevocable standby letter of credit for our leased office space in the amount of $665,000, which expires on July 31, 2005, and a $10,000 deposit held by Imperial Bank for the issuance of corporate credit cards. The total of these commitments is in excess of our borrowing base as of June 30, 2001. To cover the over-advance against the line of credit, we established a $675,000, 30-day, automatically renewing certificate of deposit, which is pledged as collateral to Imperial Bank. The cash restriction will remain in effect until such time as our over-advance is cured.

9.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board’s Emerging Issues Task Force (EITF) issued EITF 00-23 — Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44. EITF 00-23 provides clarification on a number of practice issues related to accounting for stock compensation. The Company does not expect EITF 00-23 to have a material effect on its results of operations or financial position.

     In July 2001, the Financial Accounting Standards Board (FASB) Issued Financial Accounting Standard 141 — Business Combinations (FAS 141). FAS 141, effective July 1, 2001, requires all business combinations to be accounted for as a purchase and it establishes rigorous criteria for the identification and recording of intangible assets. The Company does not expect the adoption of FAS 141 to have a material effect on its results of operations or financial position for previously executed business combinations.

     In July 2001, the FASB issued Financial Accounting Standard 142 — Goodwill and Intangible Assets (FAS 142). FAS 142, effective for fiscal years beginning after December 15, 2001, defines requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. As the Company does not have any recorded goodwill as of June 30, 2001, FAS 142 is not expected to have a material effect on the Company’s results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

     Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, believes or continue, the negative of such terms or other comparable terminology. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic market conditions, the success of our brand and systems development efforts, the absence of patent protection for our technology, the fact that others have patented various filtering technologies, customer acceptance of our services, products and fee structures, the potential delisting of our stock from the Nasdaq National Market System, and our ability to successfully sublease our headquarters office space at terms acceptable to us. Further information on the factors and risks that could affect our business, financial condition and results of operations are included in Part I, Item 1 to the Company’s Form 10-K for the year ended September 30, 2000, which has been filed with the Securities and Exchange Commission and is available at http://www.sec.gov.

OVERVIEW

     N2H2 is an Internet access management company specializing in fast and scalable filtering solutions. Our Internet filtering is designed to optimize Web access and enable organizations to limit potential legal liability, conserve bandwidth and increase user productivity.

     At the time of this filing, our stock price has closed below $1.00 for more than 90 consecutive business days. A minimum bid price of $1.00 is required for continued listing on the Nasdaq National Market System. As a result, Nasdaq notified us on June 26, 2001 of its intention to delist our stock, pending a hearing for appeal. We appealed Nasdaq’s decision and have completed a hearing in which we presented our plan to raise the stock price above $1.00, including the restructuring our existing revenue model, the expansion of our product line and its target audience, and the development of our indirect sales channel. We have not yet been notified of the outcome of our appeal. We are in compliance with all other Nasdaq listing requirements. If our stock were delisted, the delisting would most likely have a material adverse affect on the price of our common stock, would adversely affect the liquidity of the shares held by our shareholders, and would severely restrict any ability we may have to raise additional capital.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2001

Revenues

     We generate our revenues from installation and subscription fees charged for our filtering services, consulting fees, and through June 30, 2001, advertising fees.

     Internet filtering and consulting services revenues decreased by 27% to $1.9 million for the quarter, compared to $2.6 million for the comparable period in the prior fiscal year. The decrease reflects the effect of adopting SAB 101 during the first quarter of the fiscal year. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship. As a result, comparisons between fiscal 2001 and fiscal 2000 will show a slower growth rate of revenues between these years. In addition, due to our strategic move away from the advertising model, sales efforts during the quarter were largely focused on converting school customers from the advertising model to our subscription fee-based model. These conversions have resulted in contracts that will be billed and begin being recognized in the fourth quarter of the fiscal year.

     Advertising revenue decreased by 87% to $89,000 for the quarter, compared to $696,000 for the comparable period in the prior fiscal year. In the quarter ended December 31, 2000, we ended the promotion of our advertising model and began converting customers to our subscription fee-based model. Accordingly, all contracts with advertisers have been concluded or cancelled during the quarter. Advertising revenue is expected to be eliminated for future periods.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, search engine and Web hosting services, bandwidth, and an allocation of corporate facilities costs. Internet filtering services and customer support costs decreased by 31% to $1.2 million for the quarter, compared to $1.7 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced level of staffing and personnel-related expenses during the quarter. In addition, we renegotiated key vendor contracts to obtain more favorable terms.

Educational content and advertising costs

     Educational content and advertising costs consist of advertising commissions, and in prior quarters also included product license fees. Educational content and advertising costs decreased by 95% to $34,000 for the quarter, compared to $751,000 for the comparable period in the prior fiscal year. The decrease is due to the conclusion of our advertising-based filtering model and the corresponding cancellation of a certain contract in which we agreed to exchange advertising services for a license to market and use specific educational content in our promotion of filtering subscriptions. The original contract term was to continue for ten quarters through June 30, 2002. As a result of our strategic move away from the advertising model, this contract was cancelled effective January 1, 2001, without penalty. Educational content and advertising costs are expected to be eliminated for future periods.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions, stock compensation expense, marketing brochures, trade show costs, direct mailing programs, advertising, public relations and travel. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses decreased by 62% to $2.4 million for the quarter, from $6.3 million for the comparable period in the prior fiscal year. The decrease is due in part to our reduced direct sales staffing and related expenses, as we have shifted a large portion of our sales efforts to an indirect sales channel in which we will leverage resellers to increase our customer base. In addition, deferred stock compensation expense related to the employment of two executives of iseek, our Australian sales office, has declined as a result of an accelerated method of amortization. Renegotiations of various marketing contracts and the elimination of sales and marketing expenditures related to the advertising-based filtering program have also contributed to the decrease in total sales and marketing expense.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees and an allocation of corporate facilities costs.

     General and administrative expenses decreased by 47% to $1.4 million for the quarter, from $2.7 million for the comparable period in the prior fiscal year. This decrease is primarily due to significant reductions in administrative staffing and related personnel costs. In addition, amortization of deferred stock compensation has declined due to the cancellation of certain stock options for employees who are no longer with the Company. Further, we have reduced our spending on professional services and other support functions in a continued effort to operate within a more disciplined cost structure.

Research and development

     Research and development costs consist primarily of salaries and benefits for software developers, consulting fees and an allocation of corporate facilities costs. Research and development activities consist primarily of developing new products and enhancing existing products. Product costs related to internal research and development have been expensed as incurred. Research and development expenses have remained relatively consistent at $1.3 million for the quarter, from $1.2 million for the comparable period in the prior fiscal year.

Depreciation and amortization

     Depreciation and amortization consist primarily of depreciation on all fixed assets and amortization of acquired intangible assets. Depreciation and amortization expenses decreased by 20% to $1.2 million for the quarter, from $1.6 million for the comparable period in the prior fiscal year. The decrease is due to reduced amortization of intangible assets acquired from iseek resulting from an impairment charge taken on those assets in the fourth quarter of the prior fiscal year. Due to additional impairment charges taken on intangible assets during the current quarter, amortization of intangible assets has been substantially eliminated for future periods. Depreciation has remained relatively consistent from the comparable period of the prior fiscal year.

Write-down of acquired intangible assets

     During the quarter, we recorded a $1.4 million write down of the carrying value of intangible assets acquired as part of the iseek purchase. The impairment loss is a result of iseek’s operations not meeting expected forecasts. Accordingly, we have scaled-back the subsidiary operations to a substantially reduced level. The impairment charge was calculated as the excess of the present value of future cash flows over the carrying value of the intangible assets.

Write-down of technology licenses

     During the quarter, we recorded a $0.5 million write down on software license agreements which will not be used as part of our future product offerings. The impairment charge represented the total net carrying value of the technology licenses.

Interest income and expense

     Interest income consists primarily of interest earned on our held-to-maturity investments. Interest expense consists of interest paid on our loan balances from Imperial Bank. Net interest income has decreased by 87% to $64,000, from $483,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced investment balance. Interest expense has remained materially consistent with the comparable period of the prior fiscal year. However, as the entire bank debt with Imperial Bank has been paid off during the quarter, interest expense in future quarters will be substantially reduced.

Loss on disposal of property and equipment

     During the quarter, we disposed of various internal-use office equipment and furniture that was not needed to support our reduced level of staffing and facility space. The $122,000 loss on disposal represents the excess of the net carrying value of the assets disposed of over the proceeds received upon sale.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 30, 2001

Revenues

     Internet filtering and consulting services revenues for the nine-month period decreased by 9% to $5.9 million, from $6.4 million for the comparable period in the prior fiscal year. The decrease reflects the effect of adopting SAB 101 during the first quarter of the fiscal year. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship. As a result, comparisons between fiscal 2001 and fiscal 2000 will show a slower growth rate of revenues between these years. In addition, due to our strategic move away from the advertising-based filtering model, sales efforts during the quarter were largely focused on converting school customers from the advertising model to our subscription fee-based model. These conversions have resulted in contracts that will be billed and begin being recognized in the fourth quarter of the fiscal year, when the advertising model is officially concluded. The decrease in revenue has been partially offset by the growth in new customers during the period.

     Advertising revenues for the nine-month period decreased by 75% to $0.5 million, from $2.1 million for the comparable period in the prior fiscal year. During the period, we ended the promotion of our advertising model and began converting customers to our subscription fee-based model. Accordingly, all contracts with advertisers have been concluded or cancelled during the period. Advertising revenue is expected to be eliminated for future periods.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs for the nine-month period decreased by 15% to $4.2 million, from $4.9 million for the comparable period in the prior fiscal year. The decrease is primarily due to the reduced level of staffing and personnel-related expenses during the period. In addition, we renegotiated key vendor contracts to obtain more favorable terms.

Educational content and advertising costs

     Educational content and advertising costs for the nine-month period decreased by 28% to $0.7 million, from $1.0 million for the comparable period in the prior fiscal year. The decrease is due to the conclusion of our advertising-based filtering model. As such, educational content and advertising costs are expected to be eliminated for future periods.

Sales and marketing

     Sales and marketing expenses for the nine-month period decreased by 24% to $10.1 million, from $13.4 million for the comparable period in the prior fiscal year. The decrease is due in part to our reduced direct sales staffing and related expenses, as we have shifted a large portion of our sales efforts to the indirect channel. In addition, we have renegotiated various marketing contracts and eliminated all sales and marketing expenditures related to the advertising-based filtering program as we continue to streamline our marketing efforts to focus on our core business. The decrease in sales and marketing expenses has been partially offset by increased amortization of deferred stock compensation, primarily in the first and second quarters of the current fiscal year, related to the employment of two executives of iseek.

General and administrative

     General and administrative expenses for the nine-month period decreased by 34% to $4.5 million, from $6.9 million for the comparable period in the prior fiscal year. This decrease is primarily due to significant reductions in administrative staffing and related personnel costs. In addition, amortization of deferred stock compensation has declined significantly due to the cancellation of certain stock options for employees who are no longer with the Company. Further, we have reduced our spending on professional services and other support functions in a continued effort to operate within a more disciplined cost structure.

Research and development

     Research and development expenses for the nine-month period have remained relatively consistent at $3.4 million, from $3.5 million for the comparable period in the prior fiscal year.

Depreciation and amortization

     Depreciation and amortization expenses for the nine-month period increased by 32% to $3.7 million, from $2.8 million for the comparable period in the prior fiscal year. The increase is due to depreciation resulting from the increased average fixed asset balances. The increase in total depreciation and amortization expense is partially offset due to reduced amortization of intangible assets acquired from iseek resulting from an impairment charge taken on those assets in the fourth quarter of the prior fiscal year. Due to additional impairment charges taken on intangible assets during the current quarter, amortization of intangible assets has been substantially eliminated for future periods.

Write-down of acquired intangible assets

     During the period, we recorded a $1.4 million write down of the carrying value of intangible assets acquired as part of the iseek purchase. The impairment loss is a result of iseek’s operations not meeting expected forecasts. Accordingly, we have scaled-back the subsidiary operations to a substantially reduced level. The impairment charge was calculated as the excess of the present value of future cash flows over the carrying value of the intangible assets.

Write-down of technology licenses

     During the period, we recorded a $0.5 million write down on software license agreements which will not be used as part of our future product offerings. The impairment charge represented the total net carrying value of the technology licenses.

Interest income and expense

     Net interest income for the nine-month period decreased to $0.4 million, from $1.6 million for the comparable period in the prior fiscal year. The decrease is due to the decrease in our investment balance combined with the debt incurred in the third and fourth quarters of fiscal 2000.

Loss on disposal of property and equipment

     During the nine-month period, we incurred a $293,000 loss on disposal of property and equipment. The loss represents the net carrying value of certain leasehold improvements which were written off in the first quarter of the fiscal year upon amending our headquarters lease agreement to decrease the total leased space. In addition, various internal-use office equipment and furniture that were not needed to support our reduced level of staffing and facility space were sold during the period.

Impairment of investment

     During the period, we recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented our entire investment in the common stock of the company. The impairment was recorded based on currently available financial information of the investee company.

Change in accounting policy

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, we recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was initially recorded as deferred revenue and will be recognized as revenue over the remaining customer relationship periods. The net effect of the change on the nine-month period ended June 30, 2001 was to increase the net loss by $1.5 million ($0.07 per share), comprised of the $3.6 million cumulative effect of the change in accounting policy ($0.16 per share), net of $2.1 million of the related deferred revenue which was recognized as revenue during the period ($0.09 per share). The remainder of the related deferred revenue will be recognized as revenue as follows: $0.5 million over the remainder of fiscal 2001, $0.8 million in fiscal 2002 and $0.2 million in fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and investments were $6.3 million or 42% of total assets at June 30, 2001, compared to $25.3 million or 57% of total assets at September 30, 2000. The decrease in cash and investments is primarily due to cash used to fund operations, combined with repayments of term loans with Imperial Bank. Operating activities consumed $12.8 million for the nine-month period, compared to $18.5 million for the comparable period of the prior fiscal year. We had working capital of $3.6 million at June 30, 2001, compared to $22.4 million at September 30, 2000. The decline in working capital is primarily due to our operating loss for the period and the recording of deferred revenue with the adoption of SAB 101.

     Investing activities provided net cash flows of $13.4 million during the nine-month period. This was a result of maturing investments, offset by purchases of investments and additions to property and equipment. Additions to property and equipment totaled $1.4 million during the period, compared to $8.1 million during the comparable period of the prior fiscal year. The additions during the period primarily represent new proxy servers and other computer hardware purchased to support the growth in customer base. As we continue to shift our sales efforts towards our new line of software-only based filtering products, we anticipate that purchases of equipment required to support our customer base, internal infrastructure, and personnel through the next fiscal year will be minimal.

     Financing activities consumed $5.5 million during the nine-month period, primarily due to repayment of the entire outstanding balance of equipment advances with Imperial Bank. In April 2001, Imperial Bank notified the Company that it was in violation of certain covenants specified in the loan agreement dated September 20, 2000. As a result, the company paid off the entire loan balance of $3.9 million in May 2001. However, we still maintain a revolving line of credit facility with Imperial Bank, which allows for draws of 80% of eligible accounts receivable, up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Our current commitments against the line of credit consist of an irrevocable standby letter of credit for our leased office space in the amount of $665,000, which expires on July 31, 2005, and a $10,000 deposit held by Imperial Bank for the issuance of corporate credit cards. The total of these commitments is in excess of our borrowing base as of June 30, 2001. To cover the over-advance against the line of credit, we established a $675,000, 30-day, automatically renewing certificate of deposit, which is pledged as collateral to Imperial Bank. The cash restriction will remain in effect until such time as our over-advance is cured.

     Operating expenses will continue to consume a significant amount of our cash resources. At historical rates of cash consumption, our current cash and investment balance is insufficient to sustain our operations beyond four months from the end of the third quarter. However, we have significantly reduced our level of spending during the current period and we intend to realize additional cash savings through the remainder of fiscal 2001. We have taken several cost-cutting measures that are expected to result in further cash savings through the next fiscal year. Specifically, we reduced world-wide headcount by more than 50% since the beginning of the fiscal year, we have reduced our headquarter office space by over 40% and are in the process of sub-leasing our entire headquarter premise with the intent to move to a substantially less expensive office space, and we have renegotiated or eliminated numerous contracts with a range of vendors. In addition, sales efforts during the period were largely focused on converting school customers from our free advertising model to our subscription fee-based model. These conversions have resulted in over $4.0 million of contracts, most of which will be billed and begin being recognized in the fourth quarter of the fiscal year. With these changes, and assuming our more profitable software-only filtering products are accepted by customers, we believe that our cash and short-term investments on hand, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for the next twelve months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional debt or equity securities or attempt to re-obtain a credit facility. We have not made arrangements to obtain additional debt or equity financing and under current conditions, it would be very difficult to obtain financing in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds on acceptable terms when needed, our business, financial position and results of operations would be seriously harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amounts of cash equivalents, investments and capital lease obligations at June 30, 2001 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

PART II— OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See discussion of Nasdaq proceedings in the Overview section of Management’s Discussion and Analysis.

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

     At September 30, 2000 the Company had remaining net proceeds from its initial public offering of $19.0 million. During the nine-months ended June 30, 2001, the Company used $12.8 million to fund its operating loss, leaving remaining net proceeds of $6.2 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

10.1	Severance Agreement and Release dated May 18, 2001 between Peter Nickerson, President and Chief Executive Officer, and the registrant

10.2	Stock Option Agreement dated May 18, 2001 between Philip Welt, President and Chief Executive Officer, and the registrant

10.3	Severance Agreement and Release dated June 15, 2001 between Kevin Fink, Chief Technology Officer, and the registrant

10.4	Eighth Amendment, dated May 31, 2001, to Union Bank of California Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant

b)	Reports on Form 8-K.

The Company filed a Form 8-K on May 21, 2001 regarding the announcement of Philip Welt as President and Chief Executive Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N2H2, INC.

Dated: August 9, 2001	By:	/s/ Philip Welt

Philip Welt President and Chief Executive Officer (principal executive officer)

Dated: August 9, 2001	By:	/s/ J. Paul Quinn

J. Paul Quinn Vice President — Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)