Form 10-K
period 2001-09-30
N2H2 INC
filed 2001-12-26
CIK 1077301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ending September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission File Number 0-26825

N2H2, INC.

(Exact name of Registrant as specified in its charter)

Washington	91-1686754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Fourth Avenue, Suite 3600, Seattle, WA 98164
(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code:
(206) 336-1501

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, Without Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     As of December 4, 2001, the registrant had outstanding 22,066,114 shares of common stock, no par value, and the aggregate market value of those shares (based upon the closing price as reported by NASDAQ) held by non-affiliates was approximately $8,826,446

Documents incorporated by reference:

(1)	Portions of the registrant’s definitive 2002 Proxy Statement to be filed with the Commission are incorporated by reference into Part III hereof.

PART I

Item 1. General.

     The following discussion in this annual report on Form 10-K contains forward-looking statements regarding N2H2, Inc. and its subsidiaries (together, “N2H2”), its business, prospects and results of operations that involve risks and uncertainties. N2H2’s actual results could differ materially from the results that may be anticipated by such forward-looking statements and discussed elsewhere herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as those discussed under the captions “risk factors” and “management’s discussion and analysis of financial condition and results of operations” as well as those discussed elsewhere throughout this annual report on Form 10-K.

     Forward-looking statements typically are identified by the use of such terms as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “plan,” and similar words, although some forward-looking statements are expressed differently. These forward-looking statements are qualified by the risks and challenges posed by general economic conditions, increasing competition, hiring and retaining experienced employees, achieving our growth objectives, and other risks and uncertainties, including the uncertain economic and political environment arising from the terrorist acts of September 11th and subsequent terrorist activities.

     Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. N2H2 undertakes no obligation to revise any forward-looking statements in order to reflect on events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by N2H2 in this report and in N2H2’s other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect N2H2’s business, prospects and results of operations.

     N2H2 is a leading provider of content filtering for the Internet. N2H2 creates hardware and software solutions that allow Internet users to filter 41 content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability.

     We market our products through our direct sales force, resellers and service providers. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides us with broad coverage of worldwide markets.

     Our strategy is to provide Internet management and content filtering solutions to the education, enterprise, and consumer markets. N2H2 has three product lines: a software plug-in filtering solution, a client-server hybrid targeted at internet service providers (ISP’s) and affinity groups, and a legacy product in place, our proxy server-based filtering solution.

     N2H2 was incorporated in Washington in June 13, 1995 and is headquartered in Seattle. The mailing address for our headquarters is 900 Fourth Avenue, Suite 3600, Seattle, Washington 98164, and our telephone number at that location is 206-336-1501. We can also be reached at our website, http://www.n2h2.com.

Filtering Solutions and Technology

N2H2 Internet Filtering — Our Software Plug-in Filtering Solution

     The N2H2 software plug-in filtering solution harnesses N2H2’s newest filter engine technology to deliver fast Internet filtering at the server level. Unlike N2H2’s traditional proxy server model, this new solution is customer-administered and not directly managed by N2H2, allowing network administrators to implement and tune the solution to meet their specific performance needs.

     Our software plug-in solution targets the enterprise market, which is comprised of corporate and government customers. N2H2 has developed applications that reside on a customer’s server, behind or on the network firewall. This service solution is designed to be downloadable from the Internet and installed by the customer. N2H2’s database of Internet content, typically updated daily, is provided to the product via a secure “pull” method that is designed to allow the customer the ability to download the database without opening their firewall to external intrusion.

     This solution has a user interface that allows the customer to tailor the filtering profiles for their organization by selecting categories to “block” from N2H2’s extensive Internet category list. It also allows the customer to generate log files of Internet usage by user name and group, rather than merely log files of Internet usage by IP address, that can be stored on the server or transferred to a separate server for secure and/or long-term storage. This solution also has a standard reporting suite that provides system administrators and managers with the ability to view Internet usage patterns of their organization.

     The N2H2 Software plug-in Internet Filtering solution is available on Microsoft Internet Security and Acceleration (ISA) Server 2000, Microsoft Proxy II, Volera Excelerator (formerly Novell ICS), and Check Point Firewall-1, and may be available on other enterprise grade hardware and operating systems platforms in the event that N2H2 determines there is adequate demand in the marketplace.

N2H2 Internet Filtering Manager — Our Client-based Filtering Solution

     The N2H2 Internet Filtering Manager’s primary target audiences are ISP’s or affinity groups that serve home users and small businesses. This solution is a PC-based layered service provider operation that communicates with our filtering engine to determine if a site is blocked or allowed. If a site is blocked, the browser is directed to a block page. The filtering engine resides outside the user’s PC, for example, on the server at the user’s ISP. This location allows for daily updates from the N2H2 database of Internet content via “push” methods, which keeps the local database secure, current and accurate.

     The user interface design of this product can be easily modified via separate resource files – facilitating co-branding and affording interested customers the ability to extend their brands via this product.

     To pass enhancements to customers, our software automatically performs a daily check with an update server to see if a newer version is available. This check occurs when the browser is launched and the filtering is on. If a more current version of the client software is available, the user has the option to download or postpone the download of the updates.

I2100, G2100, and I1100 Servers — Our Proxy-based Filtering Solution

     Our on-site proxy servers are shipped to customers ready to install into their networks. N2H2 proxy servers are a combination of readily available computer hardware, including a high capacity hard drive and a high-speed network connection, purchased from outside suppliers. We configure these servers with software developed by us that enables the filtering functions. We also monitor and maintain all the software and hardware components necessary to meet our proxy-based filtering customers’ filtering needs remotely from our Seattle network facility. Our proxy-based filtering solution has two main components:

•	a proxy server infrastructure, and

•	our advanced Internet content categorization system.

     Proxy server infrastructure. Rather than installing a filter on every workstation, as is necessary with client-based products, our proxy-based filtering solution uses a proxy server that is usually installed on the customer’s network. With this structure, every networked workstation uses our filtering solution to access the Internet.

     Proxy server-based systems are generally secure and difficult to bypass because the proxy server is installed directly in the network, thus making it virtually impossible for users to access the Internet without passing through this server. From a customer’s point of view, a proxy-based system is relatively easy and economical to operate because we manage it from a central site. The parameters our clients use to control the filtering of their Internet content are stored by the proxy server located on their networks and are based on information received from our central database of categorized Web sites. This information is updated and sent to our customers’ proxy servers daily. In addition, we also send system upgrades and enhancements to our customers’ proxy servers via the Internet. In most cases, we provide on-site proxy server configuration to our clients; however, for smaller networks, we offer a redirect service that enables multiple customers to share one regionally located proxy server.

     N2H2’s operating infrastructure has been designed and implemented to provide high system availability and to support remote management and maintenance of thousands of servers handling millions of user requests per day. Our filtering systems are individually designed and configured to support unique and disparate customer network and performance requirements. This scalability enables us to provide effective solutions to a wide range of customers, from small organizations with less than 100 Internet users, all the way up to statewide-managed networks.

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

     During fiscal 2001, we introduced our new software-based filtering solutions and we plan to eventually phase out the proxy server product line. We will no longer promote the proxy server-based product to new customers. N2H2 plans to continue support of our existing customers’ proxy-based filtering installations, however, an effort will be made to migrate existing proxy-using customers to one of our new software-based filtering solutions.

     Advanced Internet Content Categorization System. The selectable filtering criteria available to our clients are based on our listing of Internet content categories. In our Web site categorization process, we employ a multi-step procedure using automated search technology backed by human review to place Internet content into 41 content categories. Automated search is used to scan the Internet on a continuous basis to quickly identify Web sites that potentially fit into these categories. We employ a wide variety of techniques for this part of our automated categorization process including artificial intelligence, keyword search, and site associations and linkages. Once a Web site has been identified as fitting into one or more of our categories, it is stored in a database and prioritized for human review. For details on categories, see http://www.n2h2.com/solutions/filtering_info/filter_categories.php

     Our customers have the flexibility to select which of the categories they wish to enable. Categorized sites are stored in a proprietary database located at our headquarters. The contents of this database are continuously updated using both human and automated review and reflect the introduction of new sites on the Internet and changes to sites we previously categorized.

     We maintain a log of Internet data retrieval requests and the workstations that originated the request. This process does not provide us with information about the identity of the individual originating the request. We will provide third parties with log file information only if appropriate legal procedures are followed.

Research and Development

     N2H2’s continued evolution of its software filtering solutions continues to be driven in sync with the expansion of our strategic relationships and enterprise market growth. We are leveraging our market leadership position in the education marketplace, using our experience of filtering large-scale networks within sensitive environments. We are currently developing our third release for the Microsoft ISA Server 2000, an enterprise firewall and Web cache server designed to help organizations protect, accelerate, and control their network access. We are also currently developing additional products to run on other major hardware platforms for release in 2002.

Fee Structure

     We generate our revenues primarily from filtering subscriptions, installation fees and maintenance fees charged for our filtering and Internet management services, and historically, from advertising. Beginning in November 2000, N2H2 made a strategic move away from the Bess Partner Program, our advertising-based revenue model in education. During 2001, we completed our transition to a fee-only subscription basis. We will no longer have any revenue from advertising.

Customers

     N2H2 provides filtering services to a customer base that includes the following:

     Enterprise Market. Enterprise customers include corporations and government agencies. These customers represent an increasing component of our customer base. Enterprise customers generally are large organizations with 500 or more employees with complex networking needs, usually spanning multiple locations and types of computer systems. As enterprise managers become increasingly aware of liability issues related to employee Internet usage, employee productivity issues, and bandwidth conservation, we believe the enterprise market will present us with significant opportunities. Small/medium-sized businesses have less than 500 employees and a need for networks of their own, as well as connection to the Internet and to business partners. Since small/medium-sized businesses generally have limited expertise, we target services that are affordable and easy to install and use to these customers.

     ISP/Affinity Market. ISP/Affinity Group customers provide Internet services to businesses and consumers. They include regional, national, and international long distance telecommunications carriers, as well as Internet, cable, and wireless service providers. Some of the ISP’s may also serve as resellers of our services to small businesses, schools and homes. We also provide our core technology for filtering to affinity groups, who purchase our filtering services for their own members.

     Education Market. Our school customers range from single schools to statewide systems. N2H2 has one of the largest market share in the K-12 school market, providing filtering to over 15 million students in 25,000 schools, from small districts to large, statewide networks.

     International. N2H2’s strategic partnerships market to corporations, consumers, and schools internationally. We provide filtering services to customers in many countries including Canada, Australia, the United Kingdom, Japan, Germany, Switzerland, Korea, Chile, and Mexico. We believe the demand in the international market will continue to present us with significant opportunities.

Sales and Marketing

Organization

     N2H2 has achieved substantial market share within the education market where we use primarily a direct sales force. We are continuing to establish relationships with value-added resellers who sell into the enterprise sector as we expand our reach into the enterprise and international markets. We have senior sales representatives dedicated to developing sales in the enterprise and international markets directly and indirectly through our partnerships with major technology and marketing companies, as well as developing relationships with key ISP’s and affinity ISP groups.

     Our worldwide direct sales and marketing organization has sales offices in the United Kingdom and Australia. Currently, we have resellers in the international arena and provide filtering services to interactive TV providers, ISP’s, and schools located in the United Kingdom, Australia, Switzerland, and Latin America. N2H2 continues working with its partner, Nissho Electronics in Japan, to extend and support infrastructure and technical implementation and build Nissho’s expertise in the filtering market.

     Historically, our customer base has been predominately in the education market, however, we intend to increase our customer base in the enterprise market. In each of the past five fiscal years, no single customer has accounted for 10 percent or more of our net sales.

Marketing

     Promotional emphasis has shifted from the education to the enterprise market. As new products are developed, we expect to launch and promote them using a variety of tactics, including:

•	Direct Marketing. Traditional direct mail and e-mail messages will be targeted at qualified sales prospects.

•	Online Marketing. Our Web site, www.n2h2.com, is used to provide sales prospects with relevant product information and downloadable demo versions of filtering products. By maximizing the self-service sales potential of the web, we intend to lower our overall cost of sales.

•	Public Relations. We retain the services of public relations firms with the objective of securing favorable product reviews and general commentary.

•	Trade Shows. Carefully selected industry events have proven effective in building awareness and in generating sales leads. We are frequently able to optimize our investment in event participation by attending shows in conjunction with our partnering organizations, such as Microsoft and Check Point.

•	Advertising. Limited print and online advertising are used to target market niches and to complement the overall marketing strategy.

Strategic Alliances

     We pursue strategic alliances with industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. Our objectives and goals for strategic alliances can include one or more of the following: technology exchange, product development, joint sales and marketing, and new-market creation. This year we expanded or entered into alliances with Microsoft, Dell, Check Point, and Cisco, among others.

Customer Service and Support

     Our network operations center, or NOC, provides post-installation support to customers in the following areas: monitoring, repair and trouble tracking, N2H2-owned equipment maintenance and/or replacement, data collection and analysis, service changes, and general technical support and customer service. In addition to these services, we provide contracted network design and configuration consulting services at our then-current rates. The NOC is staffed Monday through Friday 5am — 5pm PST by skilled representatives available and trained in network diagnostics, server diagnostics, general system engineering, N2H2 software and hardware, TCP/IP, and remote circuit management.

Competition

     We face five major competitors in the server-based Internet filtering industry, along with a number of smaller competitors. Our major competitors and their respective products are Surf Control — SuperScout, CyberPatrol, Websense, Elron Software — Internet Manager, Symantec — I-Gear, and Secure Computing - SmartFilter. We have one of the largest market shares in the education market, but we have a smaller market share than each of these competitors in the enterprise market. We have focused on establishing market share in the education market before entering the enterprise market, and we are only now moving to implement what we believe is the necessary business model for success in the enterprise market: selling software subscription service on multiple widely accepted platforms.

Intellectual Property

     Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and brands. N2H2, BESS and SEARCHOPOLIS are U.S. registered service marks. We have also applied in the U.S. to register the N2H2 and BESS logos, and DELIVERING THE WEB YOU WANT, and have filed foreign applications for many of these marks. These applications may not be granted. In addition, any of our marks may be challenged by others or invalidated through administrative process or litigation. None of our technology is patented. We rely on United States trade secret and copyright law to protect our proprietary search technology. We own and operate the servers that provide our proxy-based filtering services. We protect our proprietary rights through the use of intellectual property agreements with employees and consultants, which cover confidentiality, nondisclosure, and assignment of invention matters. Some of our former employees and consultants who may have had access to our proprietary information have not entered into these intellectual property agreements, although we believe that all intellectual property that is material to our business is covered by signed agreements. If we are incorrect in this assessment, our business could be seriously harmed.

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

     There has been a public-policy debate regarding Internet filtering in schools and libraries within the U.S. Congress. This debate has resulted in the Children’s Internet Protection Act, a bill passed and signed into law mandating Internet filtering in schools and libraries receiving certain federal funds, among other requirements. It should be noted, however, that a suit has been filed in the United States District Court by the American Library Association et. al. and by Multnomah County Public Library seeking to overturn the Children’s Internet Protection Act. If the suit is successful, some of our current customers may decide to not provide filtering in their organizations, which in turn, could lead them to not renew contracts with N2H2 and thereby harming an important source of revenue.

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

     The U.S. Copyright Office issued a final rule interpreting the provisions of the Digital Millennium Copyright Act, or DMCA, that prohibits the circumvention of technological copyright protection mechanisms. The final rule took effect on October 28, 2000, and created an exemption to the DMCA anti-circumvention provisions for compilations consisting of lists of Web sites blocked by filtering software applications. The consequence of the final rule is that lists of Web sites blocked by filtering software do not receive extra protection under the DMCA, and technological measures used to prevent access to such lists may be circumvented without violating the new “anti-circumvention” provisions Copyright Act.

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

Employees

     As of September 30, 2001, we employed 110 full time equivalent staff worldwide. As necessary, we supplement our regular employees with temporary and contract personnel. N2H2 has no collective bargaining agreements and employee relations are good.

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

Our Stock May Be Delisted from NASDAQ.

     At the time of this filing, our stock price has closed below $1.00 for more than 90 consecutive business days. A minimum bid price of $1.00 is required for continued listing on the Nasdaq National Market System. After the events of September 11, 2001, the Nasdaq placed a moratorium on the $1.00 listing requirement, and N2H2’s delisting hearing was dropped. The moratorium lasts until January 1, 2002. At that time, Nasdaq will begin again the process of enforcement of its listing requirements. If at any time after January 1, 2002 N2H2’s common stock bid price falls below $1.00 per share for a period of thirty consecutive business days, Nasdaq has the right to delist the stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. In the event our stock price does not rise above $1.00 for the required ten consecutive business days, we would have the right to request a hearing to appeal a determination that our stock should be delisted. There is no guarantee that we would prevail in such a hearing.

     In addition, as of September 30, 2001, N2H2 has $3.2 million in net tangible assets, which is less than the Nasdaq requirement of $4 million. If N2H2 fails to raise its net tangible assets to the required $4 million, Nasdaq has the right to delist the stock or require N2H2 to move its stock to the Nasdaq SmallCap Market System which has a net tangible asset requirement of $2 million. Both the Nasdaq National Market System and the Nasdaq SmallCap Market System, have a $1.00 minimum bid price requirement and they have the same appeal process.

     If our stock were delisted, the delisting would most likely have a material adverse affect on the price of our common stock, would adversely affect the liquidity of the shares held by our shareholders, and would severely restrict any ability we may have to raise additional capital.

We Have a History of Losses and Our Future Operating Results Are Uncertain.

     We have incurred net losses in each quarter since we incorporated in 1995. We incurred net losses of $881,000 for 1997, $2.6 million for 1998, $7.7 million for 1999, $39.3 million for 2000, and $35.5 million for 2001. We anticipate that we will incur a net loss in fiscal 2002. Operating expenses will continue to consume a significant amount of our cash resources, although at a reduced level (see Liquidity and Capital Resources within Management’s Discussion and Analysis). Operating expenses in 2002 and beyond will include:

•	sales and marketing costs,

•	research and development costs,

•	general and administrative costs; and

•	our customer support and service operations.

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

We May Need Additional Capital And May Be Unable To Raise It On Acceptable Terms.

     We may experience additional material decrease in liquidity due to increased operating expenses, unforeseen capital requirements or other events and uncertainties. After that, we may need to raise additional funds, and additional financing may not be available on favorable terms, if at all. Further, if we issue additional equity securities, shareholders may experience significant dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This may seriously harm our business and results of operations.

We have Discontinued Free Filtering for Schools, and Our Future Replacement of Lost Advertising Revenue Is Uncertain.

     During 2001, we terminated the advertising-based filtering structure previously offered to schools. Furthermore, education customers were parties along with us to contracts which may not allow unilateral termination by either party. As a result, any unilateral termination by us of these contracts may give rise to liabilities associated with breach of contract claims. As of November 30, 2001, no breach of contract claims has been made against us.

Our Quarterly Financial Results Fluctuate and May Be Affected by Seasonal Variations.

     Our quarterly operating results have fluctuated significantly in the past and will continue to fluctuate in the future. Operating results vary depending on a number of factors, many of which are outside our control, including:

•	it is difficult to project the rate of market acceptance of new product introductions,

•	quarterly cash flows from subscription payments are difficult to forecast because the sales cycle, from initial evaluation to delivery of services, varies substantially between customers,

•	our educational customers typically budget and purchase goods and services on a fiscal school year basis beginning in August of each year.

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

Our Success Depends on Continued Market Acceptance and Operation of Our Internet Filtering Services.

     If we are unable to continue to solve our customers’ Internet content filtering problems, we will experience diminished revenues and the growth of our business will be impaired. We currently receive, and expect to continue to receive, a substantial portion of our revenues from our Internet filtering services or products. Our future financial performance will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our Internet filtering services or products. We cannot assure you that we will be successful in upgrading and continuing to sell our Internet filtering services and products or that any new products or services that we may develop or acquire will achieve market acceptance. Any failure to upgrade our services or products or to maintain our market acceptance could seriously harm our business, financial condition, and results of operations.

We May Fail to Filter All Potentially Objectionable Content.

     We may not succeed in sufficiently filtering Internet content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize Web site content through our filtering services and products. The total number of Web sites and partial Web sites is growing rapidly. A partial Web site is a graphic image, text or other visual appearing as a part of a full Webscreen display. We rely upon our staff of reviewers to place Internet content into our 41 content categories. We cannot assure our customers that our filtering technologies will successfully block all potentially objectionable Internet content. Our categorized database also may not contain substantially all of the material available on the Internet fitting into any one of our content categories. In addition, our customers may not agree with our categorization determinations. Our failure to effectively categorize and filter Internet content according to our customers’ expectations could generate negative publicity which would impair the growth of our business and our efforts to increase brand awareness.

Our Ability to Manage Growth Is Unproven.

     Potential growth is likely to place a significant strain on our managerial, operational, financial, and other resources. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively.

We May Fail to Compete Successfully With Other Providers of Internet Filtering Services.

     The market for our services and products is intensely competitive and rapidly changing. Many of our competitors are larger and have substantially greater resources than us. Our primary competition comes from Pure Artificial Intelligence (AI), Universal Resource Locator, and packet filtering software applications. Although we believe our products provide a better quality filtering service, some of our competitors’ products are significantly less expensive than our filtering services. In addition, our competitors’ products and services may achieve greater market acceptance than ours.

     Although we believe the Internet provides opportunities for more than one provider of content filtering products similar to ours, one or more of our competitors may eventually dominate the sector.

     Increased competition could result in price reductions, reduced profitability, or loss of market share, any of which would seriously harm our business, financial condition, and results of operations.

We Will Need to Establish and Maintain Reseller Networks to Sell into the Corporate and Government Market.

     During 2001, N2H2 significantly reduced its direct sales staff as it began to develop its reseller channel for selling products and services into the enterprise markets. In order to establish market share in the enterprise markets and increase revenue significantly in 2002, N2H2 will need to substantially increase the number of resellers that can sell its services and products. If N2H2 fails to sufficiently build this channel, our business, financial condition, and results of operations will be seriously harmed through decreased growth opportunities.

     Even if we are able to recruit the number of resellers we require, these firms may fail to effectively promote our services or products, in which case our business, financial condition, and results of operations would be seriously harmed through decreased growth opportunities.

We Will Need to Establish and Maintain Strategic Relationships.

     We pursue strategic alliances with other industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, and new market creation. This year, we expanded or entered into alliances with Microsoft, Dell, Check Point and Cisco, among others. We depend on strategic relationships to offer services and products to a larger customer base than can be reached through our direct sales efforts. We cannot assure you that we will be able to maintain and expand our strategic relationships or enter into new strategic relationships or that these new relationships will be on commercially reasonable terms.

     If we are unable to maintain and expand our existing strategic relationships or enter into new strategic relationships, we will need to use substantially more resources to develop, distribute, sell, and market our services and products than planned. We would also lose the customer introductions and co-marketing benefits that we anticipate from such strategic relationships. Our success will depend both on the success of the other parties to these relationships and on their ability to market our services and products successfully. Most of these companies have multiple strategic relationships, and we cannot assure you that they will regard their relationships with us as significant for their own businesses. If any of these firms fail to effectively promote our services or products, our business, financial condition, and results of operations would be seriously harmed through decreased growth opportunities.

Our Success Depends on Our Ability to Attract and Retain Qualified and Experienced Employees.

     We face a significant risk from a loss of any member of our senior management team or any key employee, particularly if they join or form a competitor. These risks relate mainly to:

•	the loss of such individual’s skills and talent,

•	the resulting loss of existing or potential customers, or

•	the unauthorized disclosure or use of our technical knowledge, practices, procedures or customer lists.

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

Expanding Our International Operations Exposes us to a Number of Risks.

     We currently have very limited international operations. As a key component of our business strategy, we intend to continue to try and increase our international sales. For that purpose we hired a European operations director in June 1999, created N2H2 Limited (a wholly owned subsidiary formed under the laws of the United Kingdom) in August 1999, and acquired N2H2 Pty Limited (formerly Iseek Pty Limited, a company formed under the laws of Australia) in February 2000. Our ability to expand our international operations is subject to a number of risks, including:

•	our ability to customize services for local markets and foreign languages,

•	laws and business practices favoring local competitors,

•	our dependence on local staff and vendors,

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations,

•	longer sales cycles,

•	possible delays or greater difficulty in accounts receivable collection,

•	import and export restrictions and tariffs, and

•	uncertainties regarding transactions in foreign currencies.

     If we are unable to successfully manage the risks associated with our international operations, our international sales growth will be limited and our results of operations will be seriously harmed. Currently, we do not engage in or intend to engage in hedging.

Our Services May Have Limited Interoperability and May Not Keep Pace With Rapid Technological Changes.

     We may fail to develop filtering services compatible with future operating systems, and we may not keep pace with technological advances. Our Internet services are designed to operate with a variety of hardware and software used by our customers. Our school customers may use older operating systems, however, requiring us to maintain multiple service platforms at increased cost to us. In addition, we must continuously modify and enhance our services to keep pace with changes in hardware, software, communication, browser and database technology. Uncertainties about the timing and nature of vendors’ new product announcements or their introduction or modification of operating systems would require increased research and development expenses. The failure of our services to operate effectively across existing and future versions of hardware and software used by customers would limit or reduce the market for our services, result in customer dissatisfaction and seriously harm our business, financial condition and results of operations.

We Have Limited Protection of Our Intellectual Property and Proprietary Technology.

     We may fail to adequately protect our intellectual property and proprietary technology. Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and brands. N2H2, BESS and SEARCHOPOLIS are U.S. registered service marks. We have also applied in the U.S. to register the N2H2 and Bess logos, and DELIVERING THE WEB YOU WANT, and have filed foreign applications for many of these marks. These trademark applications may not be granted. In addition, any of our trademarks may be challenged by others or invalidated through administrative process or litigation. None of our technology is patented. Our proprietary search technology is protected by United States trade secret and copyright laws. We own and operate the servers that provide our filtering services. We protect our proprietary rights through the use of intellectual property agreements with employees and consultants covering confidentiality, nondisclosure, and assignment of invention matters. Some of our former employees and consultants who may have had access to our proprietary information have not entered into these intellectual property agreements, although we believe that all intellectual property that is material to our business is covered by signed agreements. If we are wrong in this assessment, former employees could use our proprietary technology without our having an effective remedy, and our business would be seriously harmed.

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

Many of Our Products Are Dependent on Third-Party Software or Hardware.

     Many of our products are dependent on third-party software or hardware providers, including our products that run on Microsoft ISA, Microsoft Proxy II, Volera Excelerator (formerly Novell ICS), and Check Point. If any of these companies (i) cancel their product, (ii) change the design of their product such that it becomes incompatible with our products, or (iii) delay the launch of their product, it may have a negative impact on our business, financial condition and results of operations.

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

•	pay substantial damages, including treble damages,

•	permanently cease use of any infringing technology,

•	obtain a license for the technology or expend significant resources to develop noninfringing technology, and

•	attempt to redesign our filtering services to avoid the infringement or to develop noninfringing technology.

     Any limitation on our ability to market our services or products or any incurrence of substantial costs and delays associated with redesigning our services or products would seriously harm our business, financial condition, and results of operations.

Our Services Create Risks of Potential Negative Publicity and Legal Liability.

     Because customers rely on our services for providing a content safe Internet environment, any significant defects or errors in our services or products may result in negative publicity or legal claims. This negative publicity or any such legal claims could seriously harm our business, financial condition and results of operations. In addition, our ability to maintain a log of Internet data retrieval requests and the workstations from which they originated may result in negative publicity or claims based on potential privacy violations. Although our agreements with customers typically contain provisions designed to limit our exposure to potential legal liability, these limitation of liability provisions may not be completely effective. We have not experienced any liability claims to date, but we cannot assure you that we will not face this type of claim in the future. We maintain errors and omissions insurance, but we cannot assure you that this insurance coverage will adequately cover us for any claims.

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

     In November 2001, we entered into an Internet hosting agreement with a third party hosting provider, which will maintain some of our servers through November 2002, with automatic one year renewals. Our operations depend on their ability to protect our systems against damage from fire, earthquake, power loss, flood, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any major disruption in our services could diminish revenues, decrease customer and user confidence in our services and/or stunt the growth of our business.

The Domestic and International Economies are Uncertain.

     The events of September 11, 2001, additional threatened terrorist acts, and the ongoing military action have created uncertainties in the domestic and international economies in general. These events, and potential future terrorist acts, may result in reduced demand from our clients for our services and products and may potentially have a material adverse effect on our business, financial condition and operating results.

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

Our Stock Price Will Be Volatile.

     The market price of our common stock has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to:

•	quarterly variations in operating results,

•	announcements of technological innovations or new services or products by us or our competitors,

•	changes in financial estimates by securities analysts,

•	our failure to meet or exceed analyst estimates, and

•	other events or factors, many of which are beyond our control.

     In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many Internet companies and that often have been unrelated or disproportionate to the operating performance of these companies. A number of publicly traded technology companies have current market prices below their initial public offering price. Market fluctuations such as these may seriously harm the market price of our common stock. In the past, following periods of volatility in the marketplace for a company’s securities, securities class action litigation often has been instituted. We would incur substantial costs and a diversion of management attention and resources resulting from such litigation, which would seriously harm our business, financial condition, and results of operations.

Our Officers, Directors and Significant Shareholders Have Voting Control.

     As of September 30, 2001, 43% of our outstanding common stock was beneficially owned by our directors, executive officers and persons or groups that we know who own more than 5% of our common stock, assuming no exercise of outstanding warrants or stock options. These shareholders, if acting together, are able to control substantially all matters requiring approval by our shareholders, including the election of all directors and approval of significant corporate transactions.

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

Item 2. Properties.

     Our principal place of business is located in Seattle, Washington where, as of September 30, 2001, we lease approximately 38,724 square feet of office space, of which 7,530 square feet has been subleased to a third party. Our principal lease expires on August 31, 2005. Our subsidiary office in the United Kingdom is located in a facility under lease expiring in April 30, 2003. We believe that these facilities are adequate to meet our current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms. See Note 9 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings.

     At this time, there are no material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2001.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

     Our Common Stock is traded on the Nasdaq National Market under the symbol “NTWO”. The following table sets forth the high and low closing prices as reported by Nasdaq for our Common Stock since the initial public offering for the quarters ended as follows. Such quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2001
Fourth Quarter of 2001 — July 1, 2001 through September 30, 2001	0.720	0.260
Third Quarter of 2001 — April 1, 2000 through June 30, 2001	1.420	0.281
Second Quarter of 2001 — January 1, 2001 through March 31, 2001	1.813	0.281
First Quarter of 2001 — October 1, 2000 through December 31, 2000	2.560	0.250
Fiscal 2000
Fourth Quarter of 2000 — July 1, 2000 through September 30, 2000	5.234	1.875
Third Quarter of 2000 — April 1, 2000 through June 30, 2000	13.500	3.500
Second Quarter of 2000 — January 1, 2000 through March 31, 2000	25.094	11.063
First Quarter of 2000 — October 1, 1999 through December 31, 1999	33.125	7.875

     During the fiscal year of 2001, we continued to use proceeds from the initial public offering dated July 30, 1999. To date, offering proceeds have been used for working capital and other general corporate purposes.

     The remaining net proceeds have been invested in cash equivalents and short-term securities. The use of proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus included as part of the Registration Statement.

     As of October 15, 2001, there were approximately 186 registered holders of our Common Stock which number does not include the number of shareholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder. We believe that we have over 5,000 shareholders.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

     The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this annual report.

	Fiscal Year Ended September 30,

	1997	1998	1999	2000(1)	2001(2)

	(In thousands, except per share data)
Statement of Operations Data:
Revenues	$1,118	$3,078	$6,680	$10,973	$9,121
Loss from operations	(762)	(2,310)	(7,869)	(41,297)	(28,683)
Interest income (expense), net	(119)	(287)	148	2,039	500
Net loss	(881)	(2,597)	(7,721)	(39,258)	(35,461)
Basic and diluted net loss per share	$(0.10)	$(0.30)	$(0.57)	$(1.82)	$(1.63)
Basic and diluted weighted average shares outstanding	8,390	8,687	13,620	21,578	21,704

	Fiscal Year Ended September 30,

	1997	1998	1999	2000	2001

	(Dollars in thousands)
Balance Sheet Data:
Cash	$71	$121	$7,743	$7,993	$5,979
Working capital (deficit)	(829)	(2,234)	41,447	22,445	3,940
Property and equipment, net	453	1,271	3,990	10,192	3,136
Total assets	784	1,848	67,556	44,111	12,770
Long-term obligations, excluding current portion (3)	826	1,942	952	3,298	29
Total shareholders’ equity (deficit)	(1,201)	(2,904)	61,498	34,559	3,177

(1)	Loss from operations includes the impact of a $6.1 million write-down of acquired intangible assets that reduced basic and diluted earnings per share by $0.28 for the year and the results of operations of N2H2 Pty Limited since its acquisition on February 23, 2000.

(2)	Loss from operations includes the impact of a $3.4 million write-down of field servers that reduced basic and diluted earnings per share by $0.16; a $1.4 million write-down of acquired intangible assets that reduced basic and diluted earnings per share by $0.06; and a $0.5 million write-down of technology licenses that reduced basic and diluted earnings per share by $0.02.

(3)	Excludes deferred revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

     You should read this section together with the financial statements and other financial information included in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements. Certain reclassifications of prior year balances have been made for consistent presentation with the current year. These reclassifications have not impacted previously reported net loss, shareholders equity or cash flows.

Overview

     N2H2 is an Internet access management company, providing fast and scalable filtering solutions that conserve bandwidth, increase user productivity, and seek to limit potential legal liability. Our internet filtering is designed to enable organizations (enterprises, Internet Service Providers (ISP’s), and schools) to control costs through customizable filtering levels that are designed to allow access to only the Web content most relevant to their specific environment.

     As a leading provider of Internet content filtering to schools, N2H2 is attempting to leverage its expertise in filtering large-scale networks within sensitive environments via additional channel presence and expansion plans for ISP’s, corporations, governments, and other organizations. We have customers in several countries including the US, Canada, Australia, the United Kingdom, Japan, Germany, Switzerland, Korea, Chile, and Mexico. To cover these markets, we use a combination of our own sales force and various resellers both domestic and international.

     Since inception, we have derived most of our revenues through a combination of subscription, installation and maintenance fees from our Internet filtering services. Customers generally pay a one-time installation fee and enter into a subscription contract, which is typically 12 months in duration. Through fiscal 2000, we recognized installation revenues upon installation of our servers. As a result of our adoption of Staff Accounting Bulletin No. 101 (SAB 101) on October 1, 2000, installation fees have been recognized as revenue over the expected period of the customer relationship. Subscription revenues continue to be recognized on a monthly basis over the life of the subscription contract.

     During 1999, we began to offer alternate fee structures to our school customers. We gave them the choice of paying our recurring subscription fees or receiving our filtering services at reduced rates or without charge in exchange for allowing us to sell sponsorship rights to advertisers and to make Searchopolis the default search engine on their networks. As noted in our Annual Report on Form 10-K for fiscal 1999, we were unable to predict the impact of this fee structure on our revenues. The revenues resulting from advertising and sponsorships were less than hoped for. As a result, we have terminated the advertising-based fee structure previously offered to schools and converted over 70% of those customers to a fee-paying subscription model during the fourth quarter of fiscal 2001.

     We have built four new software-based solutions for the filtering market place. We released N2H2 Internet Filtering for Microsoft ISA Server, N2H2 Internet Filtering for Microsoft Proxy Server 2.0, Volera Excelerator (formerly Novell ICS), and N2H2 Internet Filtering for Check Point FireWall-1 during 2001.

     N2H2’s Internet Filtering Manager, our client-server hybrid solution that was released in August 2000, has been adopted by a number of small ISP’s worldwide. The product has been localized into Spanish and Portuguese to meet the overseas interest in this product.

     Our prospects are subject to the risks, expenses, and difficulties encountered by companies in the rapidly evolving Internet market. We have incurred significant net losses since inception and, as of September 30, 2001, had incurred aggregate operating losses of approximately $86.8 million from inception. These losses have been funded primarily through the issuance of common stock. We intend to continue to seek opportunities to improve efficiencies in our operations to better control expenses and reduce operating losses.

     Internet filtering services and customer support costs: Costs of Internet filtering services and customer support consists of the costs of Website review, technical installation and support, system development and networks operations, search engine services, collocation and bandwidth.

     Educational content and advertising costs: Educational content and advertising expenses included product license fees and advertiser commissions. Educational content and advertising costs have been eliminated for future periods due to the conclusion of the advertising-based filtering model during fiscal 2001.

     Sales and marketing: Sales expenses consist primarily of salaries, commissions and bonuses. Marketing expenses consist primarily of salaries, trade shows, market research, corporate brand identification, public relations, advertising, and travel. Sales and marketing expenses also include an allocation of corporate facilities costs and amortization of deferred stock compensation related to the fiscal 2000 purchase of N2H2 Pty Limited (formerly Iseek Pty Limited), our Australian sales office. While we plan to increase spending on product marketing efforts during future periods, we believe that overall sales and marketing costs will decrease as a result of our reduced staffing level, the elimination of costs related to the advertising model, reduced amortization of deferred stock compensation, and focusing our sales and marketing efforts more specifically on clearly targeted markets and products.

     General and administrative: General and administrative expenses consist primarily of salaries, benefits and related costs for our executive, finance, human resources and administrative personnel, third-party professional service fees, and an allocation of our corporate facilities costs. General and administrative expenses are expected to decrease in future periods due to our reduced staffing and our continued efforts to increase the efficiency of our operations.

     Research and development: Research and development expenses consist primarily of salaries and benefits for software developers, consulting fees, and an allocation of corporate facilities costs. Research and development activities consist primarily of developing new products and enhancing existing products. Future research and development expenditures may be directed towards development of enhancements to our filtering technologies, and other future service enhancements not presently defined. Costs related to internal research and development are expensed as incurred.

     Income Taxes: As a C corporation, we are subject to income tax at the corporate level to the extent we have generated net income. Any operating losses we incur will result in net operating loss carry-forwards potentially available to offset future taxable income. A full valuation allowance has currently been recorded against any deferred tax assets available to us for use in future periods because realization of these assets is primarily dependent on generating taxable net income in the future.

     In view of the rapidly changing nature of our business, we believe that period-to-period comparisons of revenues and operating results are not necessarily meaningful. You should not rely upon this information as an indication of future performance.

Fiscal Year Ended September 30, 2001 Compared to Fiscal Year Ended September 30, 2000

     Internet filtering and consulting service revenues: Internet filtering and consulting service revenues accounted for 94% of our revenues for fiscal 2001. Internet filtering and consulting service revenues remained materially consistent at $8.6 million for both fiscal 2001 and 2000, despite the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101) for fiscal 2001. SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, we recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining customer relationship periods. The net effect of the change on fiscal year 2001 was to increase net losses by $1.0 million ($0.05 per share), comprised of the $3.6 million cumulative effect of accounting change ($0.16 per share), net of $2.6 million of the related deferred revenue which was recognized as revenue during the year ($0.12 per share). The remainder of the related deferred revenue will be recognized as revenue as follows: $0.8 million in fiscal 2002 and $0.2 million in fiscal 2003. Fiscal 2001 revenue reflects growth in filtering subscriptions, offset by the effect of deferring installation revenues over the expected term of the customer relationship in accordance with SAB 101.

     Advertising revenues: Advertising revenues accounted for 6% of total revenues for fiscal 2001, compared to 22% for fiscal 2000. Advertising revenues decreased by $1.9 million, or 79%, to $0.5 million for fiscal 2001, from $2.4 million for fiscal year 2000. The decrease resulted from the conclusion of the advertising model in fiscal 2001. Advertising revenue has been eliminated for future periods due to our transition back to a subscription-based filtering model for all customers.

     Internet filtering services and customer support: Costs of Internet filtering services and customer support decreased by $1.5 million, or 23%, to $5.2 million for fiscal 2001, from $6.7 million for fiscal 2000. This decrease was primarily due to our reduced level of staffing and personnel related expenses. In addition, key vendor contracts were renegotiated to obtain more favorable terms.

     Educational content and advertising costs: Educational content and advertising expenses decreased by $0.8 million, or 53%, to $0.7 million for fiscal 2001, from $1.5 million for fiscal 2000. This decrease was due to the conclusion of our advertising-based filtering model and the corresponding cancellation of all advertising related contracts.

     Sales and marketing: Sales and marketing expenses decreased by $6.9 million, or 36%, to $12.1 million for fiscal 2001, from $19.0 million for fiscal 2000. The decrease was due in part to our reduced direct sales staffing and related expenses, as we have shifted a large portion of our sales efforts to the indirect sales channel. We have also renegotiated various marketing contracts and eliminated all sales and marketing expenditures related to the advertising-based filtering program. In addition, deferred stock compensation expense has declined due to an accelerated method of amortization.

     General and administrative: General and administrative expenses decreased by $4.0 million, or 41%, to $5.7 million for fiscal 2001, from $9.7 million for fiscal 2000. This decrease was primarily due to significant reductions in administrative staffing and related personnel costs, partially offset by the severance-related costs for employees and certain terminated officers. In addition, amortization of deferred stock compensation has declined significantly due to the cancellation of certain stock options for employees who are no longer employed by us. Further, we have reduced our spending on contractors and third-party professional service providers in a continued effort to operate within a more disciplined cost structure.

     Research and development: Research and development expenses decreased by $0.7 million, or 15%, to $4.1 million for fiscal 2001, from $4.8 million for fiscal 2000. This decrease was primarily a result of reducing our use of contractors and third-party service providers in the development of our products.

     Write-down of acquired intangible assets: Intangible assets related to the fiscal 2000 acquisition of N2H2 Pty Limited (formerly Iseek Pty Limited) were assessed for impairment at September 30, 2000 due to operating results and forecasts from N2H2 Pty Limited being less than expected. This assessment resulted in a write-down of intangible assets of $6.1 million for fiscal 2000. In June of fiscal 2001, we recorded an additional $1.4 million write-down for the remaining carrying value of acquired intangible assets, again due to operating results and forecasts being less than expected. The impairment charges were calculated as the excess of the fair value, as calculated by the present value of future cash flows from N2H2 Pty Limited, over the carrying value of the intangible assets.

     Write-down of investment: During fiscal 2001, we recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented the our entire investment in the common stock of that company. The impairment was recorded based on currently available financial information of the investee company.

     Write-down of technology licenses: During fiscal 2001, we recorded a $0.5 million write-down on software license agreements, which will not be used as part of our current or future product offerings. The impairment charge represented the total net carrying value of the intangible assets.

     Write-down of field servers: During fiscal 2001, we introduced our new software-based filtering solutions and we plan to eventually phase out the proxy server product line. We will no longer promote the proxy server-based product to new customers. N2H2 plans to continue support of our existing customers’ proxy-based filtering installations, however, an effort will be made to migrate existing proxy-using customers to one of our new software-based filtering solutions. Under the guidance provided by Financial Accounting Standard No. 121 (FAS 121), we concluded that an event has occurred which indicated the recovery of the carrying amounts for related field servers should be assessed. Consequently, management completed a cash flow analysis of the field server assets, which showed that the estimated cash flows were less than the carrying value of the field server assets. Accordingly, pursuant to FAS 121, management estimated the fair value of the field server assets to be zero based upon third party evidence, and hence recorded an impairment charge of $3.4 million.

     Sale of Iseek Communications: On August 31, 2001, we sold the assets and liabilities of Iseek Communications for $1.00. Iseek Communications was a subsidiary of N2H2 Pty Limited and offered a product line consisting of Internet hosting and collocation services in Australia. We recorded a loss on the sale of $205,000.

Fiscal Year Ended September 30, 2000 Compared to Fiscal Year Ended September 30, 1999

     Internet filtering and consulting service revenues: Internet filtering and consulting service revenues accounted for 78% of the revenues for fiscal 2000. Internet filtering and consulting service revenues increased $3.0 million, or 53%, to $8.6 million for fiscal 2000, from $5.6 million for fiscal 1999. The increase reflects the growth in proxy server installations and filtering subscriptions. The introduction of consulting services in fiscal 2000 also contributed to the increase in revenues.

     Advertising revenues: Advertising revenues accounted for 22% of total revenues for fiscal 2000, compared to 16% for fiscal 1999. Advertising revenues increased by $1.3 million, or 118%, to $2.4 million for fiscal 2000, from $1.1 million for fiscal year 1999. The increase resulted from the official launch of the advertising-based filtering model in late fiscal 1999, which led to increased sponsorship contracts and a higher volume of ads placed.

     Internet filtering services and customer support: Costs of Internet filtering services and customer support increased by $3.9 million, or 139%, to $6.7 million for fiscal 2000 from $2.8 million for fiscal 1999. This increase was primarily due to the hiring of additional customer operations personnel to provide more technical support and service to our expanded customer base.

     Educational content and advertising costs: Educational content and advertising costs increased by $1.2 million, or 365%, to $1.5 million for fiscal 2000, from $0.3 million for fiscal 1999. This increase was primarily due to software license contracts entered into during the year and advertising commissions. In addition, in fiscal 1999, we switched many customers from our subscription-based filtering model to the advertising-based filtering model. This resulted in a full year of advertising related costs in fiscal 2000 compared to a partial year in fiscal 1999.

     Sales and marketing: Sales and marketing expenses increased by $15.0 million, or 377%, to $19.0 million for fiscal 2000, from $4.0 million for fiscal 1999. This increase was primarily due to the hiring of additional sales and marketing personnel during the year to expand our market position, both domestically and internationally. We also increased expenditures in fiscal 2000 for general corporate brand awareness campaigns and the introduction of new products. In addition, amortization of deferred stock compensation increased significantly as a result of the acquisition of N2H2 Pty Limited in February 2000. We recorded deferred stock compensation of $8.9 million related to the employment of certain executives of N2H2 Pty Limited, which is amortized over a three-year period.

     General and administrative: General and administrative expenses increased by $5.8 million, or 151%, to $9.7 million for fiscal 2000, from $3.8 million for fiscal 1999. This increase was primarily due to the addition of personnel to support the growth of our business, notably in information technology, and the severance-related costs for certain terminated officers.

     Research and development: Research and development expenses increased by $2.3 million, or 96%, to $4.8 million for fiscal 2000, from $2.5 million for fiscal 1999. This increase was primarily due to an increase in the number and cost of software developers and technical personnel supporting development of our filtering products and services. The increase reflected our ongoing R&D efforts in a wide variety of new products, including the client server hybrid solution and enterprise filtering line of products. We also purchased licensed agreements for technology in order to bring products to the market in a timely fashion. All of our R&D costs were expensed as incurred.

     Write-down of acquired intangible assets: Intangible assets related to the acquisition of N2H2 Pty Limited were assessed for impairment at September 30, 2000 due to operating results and forecasts from N2H2 Pty Limited being less than expected. This assessment resulted in a write-down of intangible assets of $6.1 million. The impairment charges were calculated as the excess of the fair value, as calculated by the present value of future cash flows from N2H2 Pty Limited, over the carrying value of the intangible assets.

Liquidity and Capital Resources

     Since inception, we have funded our operations primarily through private sales of equity securities, the use of short-term and long-term debt, and capital leases. As of September 30, 2001, we had cash and cash equivalents of $6.7 million, including restricted cash of $675,000. Our operating activities consumed $12.3 million, $24.8 million and $6.0 million for the years ended September 30, 2001, 2000, and 1999, respectively. These operating cash outflows resulted principally from net operating losses, as adjusted for depreciation, amortization, write-downs, and other non-cash items.

     Capital expenditures, excluding those under capital leases, totaled $1.6 million, $9.5 million and $2.2 million in fiscal 2001, 2000, and 1999, respectively. We anticipate that our overall capital expenditures will continue to decrease in future years, as we phase out our hardware-based filtering products and move to software-only solutions. We believe that our current internal infrastructure is adequate to support additional growth. We anticipate that minimal purchases of equipment will be required to support our internal operations, administrative infrastructure, and personnel in fiscal 2002.

     Investment activities provided net cash flows of $15.8 million and $20.1 million in fiscal 2001 and 2000, respectively. These net cash inflows were the result of maturing of investments offset by purchases of investments and additions to property and equipment.

     Financing activities for fiscal 2001 consumed $5.5 million, primarily due to repayment of all outstanding borrowings from Comerica (formerly Imperial Bank). In April 2001, Comerica notified us that we were in violation of certain covenants specified in the loan agreement dated September 20, 2000. As a result, we paid off the entire loan balance of $3.9 million in May 2001. However, we still maintain a revolving line of credit with Comerica, which allows for draws up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Our current commitments against the line of credit consist of an irrevocable standby letter of credit for our leased office space in the amount of $665,000, which expires on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The total of these commitments is in excess of our eligible borrowing base as of September 30, 2001. To cover the over-advance against the line of credit, we established a $675,000, 30-day, automatically renewing certificate of deposit, which is pledged as collateral to Comerica. The cash restriction will remain in effect until such time as our over-advance is cured.

     Operating expenses will consume a significant amount of our cash resources. At historical rates of cash consumption, our current cash and investment balance is insufficient to sustain our operations beyond six months from the end of the year. However, we have taken several cost-cutting measures throughout fiscal 2001 that have significantly reduced our level of spending. Specifically, we reduced world-wide headcount by almost 60% since the beginning of the fiscal year, we renegotiated or eliminated numerous contracts with a range of vendors, and subsequent to year-end we have sublet a portion of our office space which will result in savings of $196,000 annually. We are in the process of subleasing our entire headquarter premise with the intent to move to substantially less expensive office space. Further, we are phasing out our expensive hardware-based filtering model and moving to a more profitable software-based solution. With these changes, assuming our more profitable software filtering solutions are accepted by customers, we believe that our cash on hand, together with cash from operations, will be sufficient to meet our anticipated cash needs for at least the next 12 months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional equity or debt securities or to re-obtain a credit facility. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds on acceptable terms when needed, our business, financial position and results of operations would be seriously harmed. See “Risk Factors — We May Need Additional Capital And May Be Unable To Raise It On Acceptable Terms” for a description of risks associated with a decrease in liquidity.

Recently Issued Accounting Standards

     In July 2001, the FASB issued Financial Accounting Standard 141 — Business Combinations (FAS 141). FAS 141, effective for all business combinations initiated after July 1, 2001, requires that all business combinations be accounted for using the purchase method of accounting. Further, FAS 141 requires certain intangible assets to be recognized as assets apart from goodwill if they meet certain criteria. FAS 141 also requires expanded disclosures regarding the primary reason for consummation of the combination and the allocation of the purchase price to the assets acquired and liabilities assumed by major balance sheet caption. We do not expect FAS 141 to have a material effect on our results of operations or financial position.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard 142 — Goodwill and Intangible Assets (FAS 142). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. We do not expect FAS 142 to have a material effect on our results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 143 — Accounting for Asset Retirement Obligations (FAS 143). FAS 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect FAS 143 to have a material effect on our results of operations or financial position.

     In August 2001, the FASB issued Financial Accounting Standard 144 — Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. We do not expect FAS 144 to have a material effect on our results of operations or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position, or cash flows. We believe the reported amounts of cash equivalents and capital lease obligations at September 30, 2001 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
N2H2, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of N2H2, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Seattle, Washington
November 5, 2001

N2H2, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,

	2001	2000

ASSETS
Current assets
Cash and cash equivalents	$5,979	$7,993
Restricted cash and cash equivalents	675	—
Investments	—	17,292
Accounts receivable (net of allowances of $284 and $313 in 2001 and 2000, respectively)	2,066	2,069
Prepaid expenses and other current assets	774	1,161

Total current assets	9,494	28,515
Long-term investments	—	3,000
Acquired intangible assets, net	—	1,490
Property and equipment, net	3,136	10,192
Other assets	140	914

Total assets	$12,770	$44,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$807	$1,982
Royalties payable	—	198
Accrued payroll & benefits	738	989
Other accrued liabilities	342	288
Deferred revenue	3,422	762
Note payable	42	—
Current portion of capital lease obligations	203	205
Current portion of long-term debt	—	1,646

Total current liabilities	5,554	6,070
Deferred revenue	4,010	184
Capital lease obligations, net of current portion	29	222
Long-term debt, net of current portion	—	3,076

Total liabilities	9,593	9,552

Commitments and Contingencies (Notes 9 and 20)
Shareholders’ equity
Preferred stock, no par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 250,000 shares authorized; 22,060 and 22,583 issued and outstanding in 2001 and 2000, respectively	92,166	93,085
Notes receivable from shareholders, net of allowances	(48)	(1,073)
Deferred stock compensation	(2,030)	(6,069)
Accumulated other comprehensive loss	(127)	(61)
Accumulated deficit	(86,784)	(51,323)

Total shareholders’ equity	3,177	34,559

Total liabilities and shareholders’ equity	$12,770	$44,111

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,

	2001	2000	1999

Revenues:
Internet filtering and consulting services	$8,612	$8,593	$5,605
Advertising	509	2,380	1,075

Total revenues	9,121	10,973	6,680
Operating expenses:
Internet filtering services and customer support	5,216	6,734	2,806
Educational content and advertising costs	703	1,495	322
Sales and marketing	12,111	18,971	3,973
General and administrative	5,667	9,652	3,840
Research and development	4,084	4,817	2,452
Depreciation and amortization	4,678	4,512	1,156
Write-down of acquired intangible assets	1,396	6,089	—
Write-down of technology licenses	513	—	—
Write-down of field servers	3,436	—	—

Total operating expenses	37,804	52,270	14,549

Loss from operations	(28,683)	(41,297)	(7,869)
Interest income, net of interest expense	500	2,039	148
Loss on disposal of property and equipment	(519)	—	—
Write-down of investment	(3,000)	—	—
Loss on sale of Iseek Communications	(205)	—	—

Loss before change in accounting policy	(31,907)	(39,258)	(7,721)
Cumulative effect of change in accounting policy	(3,554)	—	—

Net loss	$(35,461)	$(39,258)	$(7,721)

Basic and diluted net loss per share:
Loss before change in accounting policy	(1.47)	(1.82)	(0.57)
Effect of change in accounting policy	(0.16)	—	—

Net loss per share	$(1.63)	$(1.82)	$(0.57)

Basic and diluted weighted average shares outstanding	21,704	21,578	13,620

Proforma amounts assuming the change in accounting policy was applied retroactively:
Net loss	$(32,900)	$(40,701)	$(8,444)
Basic and diluted net loss per share	$(1.52)	$(1.89)	$(0.62)

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

			Note		Accumulated
	Common Stock		Receivable	Deferred	Other
			From	Stock Option	Compensation	Accumulated
	Shares	Amount	Shareholders	Compensation	Income	Deficit	Total

Balance at October 1, 1998	9,060,473	$1,440	—	—	—	$(4,344)	$(2,904)
Issuance of common stock, private offering, net of issuance costs of $243	4,131,245	10,788					10,788
Issuance of common stock, public offering, net of issuance costs of $1,409	4,950,000	58,436					58,436
Exercise of warrants	6,342	20					20
Issuance of warrants		77					77
Conversion of notes payable into common stock	1,998,622	1,693					1,693
Exercise of stock options	792,603	156	(25)				131
Compensation expense recognized on issuance of common stock	125,000	216					216
Deferred compensation expense relating to issuance of stock options		2,702		(2,702)			—
Amortization of deferred stock option compensation				762			762
Net loss						(7,721)	(7,721)

Balance at September 30, 1999	21,064,285	75,528	(25)	(1,940)	—	(12,065)	61,498
Issuance of common stock related to acquisition, net of purchase costs	925,000	16,104		(8,911)			7,193
Issuance of common stock related to employee stock purchase plan	36,453	77					77
Exercise of stock options and warrants	556,771	519					519
Issuance of warrants		1,255					1,255
Issuance of notes receivable to shareholders, net of reserve of $805			(1,048)				(1,048)
Deferred compensation relating to remeasurement of variable stock options		56		(56)			—
Reversal of deferred compensation relating to forfeiture of stock options		(454)		454			—
Amortization of deferred stock option compensation				4,384			4,384
Comprehensive loss:
Net loss						(39,258)	(39,258)
Unrealized loss on foreign currency translation					(61)		(61)

Total comprehensive loss					(61)	(39,258)	(39,319)

Balance at September 30, 2000	22,582,509	93,085	(1,073)	(6,069)	(61)	(51,323)	34,559
Issuance of common stock related to employee stock purchase plan	18,722	6					6
Exercise of stock options	266,716	73		(5)			68
Settlement of notes receivable from shareholder	(807,868)	(645)	1,092				447
Interest earned on notes receivable from shareholders			(71)				(71)
Payments received on notes receivable from shareholders			4				4
Deferred compensation relating to remeasurement of variable stock options		(14)		14			—
Reversal of deferred compensation relating to forfeiture of stock options		(339)		339			—
Amortization of deferred stock option compensation				3,691			3,691
Comprehensive loss:
Net loss						(35,461)	(35,461)
Unrealized loss on foreign currency translation					(66)		(66)

Total comprehensive loss					(66)	(35,461)	(35,527)

Balance at September 30, 2001	22,060,079	$92,166	$(48)	$(2,030)	$(127)	$(86,784)	$3,177

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended September 30,

	2001	2000	1999

Cash Flows from Operating Activities
Net loss	$(35,461)	$(39,258)	$(7,721)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,678	4,512	1,262
Amortization of deferred stock compensation	3,691	4,384	762
Provision for accounts receivable	308	369	261
Write-down of acquired intangible assets	1,396	6,089	—
Write-down of technology licenses	513	—	—
Write-down of field servers	3,436	—	—
Write-down of investment	3,000	—	—
Change in accounting policy, net	993	—	—
Loss on disposal of property and equipment	519	—	—
Loss on sale of Iseek Communications	205	—	—
Compensation expense for forgiveness of shareholder loans	447	—	—
Interest earned on shareholder loans	(71)	—	—
Provision for shareholder loans	—	805	—
Compensation expense on issuance of common stock	—	—	216
Debt forgiven	—	—	(18)
Change in operating assets and liabilities:
Accounts receivable	(410)	(1,005)	(1,374)
Prepaid expenses and other assets	495	(384)	(1,619)
Accounts payable	(1,115)	57	1,420
Royalties payable	(198)	98	(50)
Accrued liabilities	(197)	215	601
Deferred revenue	5,493	(661)	273

Net cash used by operating activities	(12,278)	(24,779)	(5,987)

Cash Flows from Investing Activities
Purchases of investments	(13,100)	(13,000)	(53,636)
Maturities of investments	30,392	45,344	1,001
Additions to property and equipment	(1,568)	(9,499)	(2,240)
Proceeds from sale of property and equipment	78	—	—
Notes receivable from shareholders	4	(1,853)	—
Transaction costs incurred for N2H2 Pty Limited acquisition, net of cash acquired	—	(229)	—

Net cash provided by (used by) investing activities	15,806	20,763	(54,875)

Cash Flows from Financing Activities
Issuance of common stock, net	6	77	69,224
Exercise of stock options and warrants	67	519	151
Payments under capital lease obligations	(194)	(991)	(1,128)
Borrowings under notes payable	54	5,000	2,000
Repayments of notes payable	(4,734)	(278)	(1,763)
Cash restricted to collateralize line of credit	(675)	—	—

Net cash provided by (used by) financing activities	(5,476)	4,327	68,484

Effects of exchange rates	(66)	(61)	—
Net increase (decrease) in cash and cash equivalents	(2,014)	250	7,622
Cash and cash equivalents, beginning of period	7,993	7,743	121

Cash and cash equivalents, end of period	$5,979	$7,993	$7,743

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001, 2000, and 1999

1. Description of Business

     N2H2, Inc. (N2H2 or the Company), a Washington corporation, was founded in 1995. The Company is an Internet access management company, providing filtering, reporting and usage management software and related professional services to conserve bandwidth, increase user productivity, and seeks to limit potential legal liability. The Company’s Internet filtering is designed to enable organizations (enterprises, government institutions, ISP’s, schools) to control costs through customizable filtering levels that are designed to allow users only access to Web content most relevant to their specific environment.

     The Company has experienced significant net operating losses from inception. In fiscal 2001, the Company incurred operating losses of $28.7 million and used $12.3 million of cash in its operating activities. Management expects that operating losses and negative cash flows will continue through most or all of fiscal 2002 as the Company continues to develop its product offerings and customer base. If the Company fails to develop revenues from new products and expand its customer base, it will require additional debt or equity financing to continue its operations beyond September 30, 2002. Such financing may not be available on acceptable terms or at all.

     At the time of this filing, the Company’s stock price has closed below $1.00 for more than 90 consecutive business days. A minimum bid price of $1.00 is required for continued listing on the Nasdaq National Market System. After the events of September 11, 2001, the Nasdaq placed a moratorium on the $1.00 listing requirement, and the Company’s delisting hearing was dropped. The moratorium lasts until January 1, 2002. At that time, Nasdaq will begin again the process of enforcement of its listing requirements. If at any time after January 1, 2002 N2H2’s common stock bid price falls below $1.00 per share for a period of thirty consecutive business days, Nasdaq has the right to delist the stock if within ninety days thereafter the bid price for the stock is not at least $1.00 per share for a minimum of ten consecutive business days. In the event N2H2’s stock price does not rise above $1.00 for the required ten consecutive business days, the Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no guarantee that the Company would prevail in such a hearing. If the Company’s stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and would severely restrict any ability the Company may have to raise additional capital.

     In addition, as of September 30, 2001, N2H2 has $3.2 million in net tangible assets, which is less than the Nasdaq requirement of $4 million. If the company fails to raise its net tangible assets to the required $4 million, Nasdaq has the right to delist the stock or require N2H2 to move its stock to the Nasdaq SmallCap Market System which has a net tangible asset requirement of $2 million. In both the Nasdaq National Market System and the Nasdaq SmallCap Market System, there is a $1.00 minimum bid price requirement and they have the same appeal process.

2. Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of N2H2, Inc. and its wholly owned subsidiaries, N2H2, Ltd. and N2H2 Pty Limited (formerly Iseek Pty Limited). All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation

     The functional currency of the Company’s foreign operations is considered to be the local foreign currency. Financial statements of foreign subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues and expenses. Resulting translation adjustments are excluded from results of operations and reported in accumulated other comprehensive income (loss).

Cash and Cash Equivalents

     Cash and cash equivalents represent funds on deposit with banks or invested in a variety of highly liquid short-term instruments with original maturities of less than three months. The Company invests its cash and cash equivalents with major financial institutions, which may, at times, exceed federally insured limits. Management believes risk of loss is minimal. To date, the Company has not experienced any losses to cash and cash equivalents.

Investments

     The Company invests primarily in debt securities, which are classified as held-to-maturity at purchase. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. Realized gains and losses are computed based upon specific identification.

Transfer of Financial Instruments

     In the fiscal year ended September 30, 1999, the Company terminated the practice of factoring accounts receivable with a bank. Prior to that, the Company did factor certain customer receivables with full recourse to a bank. The transfer of accounts receivable was recorded by the Company as a sales transaction under the provisions of Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The receivables were sold at a discount which was recorded upon sale, and monthly finance charges were incurred based upon average monthly balances outstanding with the factor. These monthly fees were recorded in the period incurred. Customer accounts repurchased from the factor were included in accounts receivable.

Property and Equipment

     Property and equipment are carried at cost less accumulated depreciation. The Company depreciates property and equipment using the straight-line method over the estimated useful lives of three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the life of the related asset or the term of the lease. Software obtained for internal use is capitalized and amortized over three years.

     The cost of normal maintenance and repairs are charged to expense as incurred. Expenditures for major improvements are capitalized at cost. Gains or losses on the disposition of assets are reflected in the results of operations at the time of disposal.

Impairment of Long-lived Assets

     The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. The Company evaluates the recoverability of long-lived assets by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with these assets. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the carrying value of the assets are reduced to their estimated fair values. Fair value is determined using the expected net discounted cash flows from the assets.

Revenue Recognition

     The Company’s revenues are derived from its filtering, Internet management, and content delivery services. These primarily consist of filtering subscriptions, installation fees, maintenance fees and historically, advertising.

     Subscription revenues represent the fees associated with the right to use the Company’s software and hardware, and access to filtering updates. Subscription revenues are recognized over the life of the subscription contract. Subscription payments received in advance of revenue recognition are recorded as deferred revenue.

     Installation revenues represent fees associated with the customization and installation of the Company’s software on customer servers. Installation revenues are recognized over the expected life of the customer relationship in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

     Maintenance revenues represent fees associated with technical support services provided to customers. Maintenance revenues are recognized over the life of the maintenance contract. Maintenance payments received in advance of revenue recognition are recorded as deferred revenue.

     Advertising revenue contracts based on the number of impressions displayed or click-throughs provided were recognized as services were rendered. Also included in advertising revenues were barter revenues generated from exchanging advertising services for a license. Revenues from barter transactions were recognized at the fair value of advertisements delivered in the period when advertising was provided, and services received were charged to expense on a straight-line basis over the contract period. Barter revenues for fiscal year 2001 and 2000 were $0.2 million and $0.6 million, respectively. All contracts with advertisers have been concluded or cancelled during fiscal 2001.

Advertising and Marketing Expense

     All costs related to marketing and advertising the Company’s products are expensed in the periods incurred. Advertising and marketing expenses were $1,465,000, $4,248,000, and $1,145,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Research and Development Costs

     Research and development expenses consist principally of payroll and related expenses for design and development of the Company’s technologies. Research and development costs are expensed as incurred.

Shipping and Handling Costs

     Costs related to shipping and handling of customer servers are included within Internet Filtering Services and Customer Support costs on the Statement of Operations. Shipping and handling expenses were $81,000, $101,000 and $60,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

Income Taxes

     Prior to May 1999, the Company was an S corporation for federal income tax purposes. Effective May 11, 1999, the Company became a C corporation and began accounting for income taxes under the liability method of accounting. Under the liability method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, and on tax loss and credit carry-forwards, at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk include primarily cash and cash equivalents and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions. At September 30, 2001, the Company had cash in one financial institution that exceeded federally insured limits. Domestic accounts receivable consists of account balances due from customers dispersed across the United States with industry concentrations in public institutions such as school districts and state and local governments. International accounts receivable represent 19%, 25%, and 7% of total accounts receivable at September 30, 2001, 2000 and 1999, respectively, and are denominated primarily in United States dollars. No customer accounted for 10% or more of the Company’s revenues in any year.

Fair Value Disclosures

     Recorded amounts of cash and cash equivalents, receivables, accounts payable and other amounts included in current liabilities meeting the definition of financial instruments approximate fair value based on the short-term maturity of those instruments. The carrying value of long-term capital lease obligations is based on interest rates currently available to the Company and, accordingly, approximates fair values. The amortized cost basis of investments held exceeded market value by $35,000 and $152,000 at September 30, 2000 and 1999, respectively (Note 4). There were no investments held at September 30, 2001.

Stock-Based Compensation

     The Company applies the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations for transactions with employees and provides pro forma disclosures for employee stock option grants as required by Financial Accounting Standards No. 123 (FAS 123).

Net Loss per Share

     Basic loss per share is calculated as losses available to common shareholders divided by the weighted-average number of common shares outstanding during the periods. Diluted loss per share is based on the weighted-average number of shares of common stock and potential common stock outstanding during the periods, including options and warrants computed using the treasury stock method. Basic and diluted net loss per share are equal for all periods presented because the impact of common stock equivalents is anti-dilutive.

Business Segments

     The Company maintains single sales, marketing, research and development and administrative functions for all of its services and geographic regions. Management uses one measurement of profitability and does not disaggregate its business for internal reporting. Based on the criteria of Financial Accounting Standard No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it operates in one segment providing integrated Internet management solutions.

     The following presents revenue by geographic region for the year ended September 30, 2001:

2001

United States	$7,949,000
International	1,172,000

$9,121,000

     International revenues for the years ended September 30, 2000 and 1999 were not significant. Long-lived assets located outside the United States are not significant.

Recently Issued Accounting Standard

     In July 2001, the FASB issued Financial Accounting Standard 141 — Business Combinations (FAS 141). FAS 141, effective for all business combinations initiated after July 1, 2001, requires that all business combinations be accounted for using the purchase method of accounting. Further, FAS 141 requires certain intangible assets to be recognized as assets apart from goodwill if they meet certain criteria. FAS 141 also requires expanded disclosures regarding the primary reason for consummation of the combination and the allocation of the purchase price to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not expect FAS 141 to have a material effect on its results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 142 — Goodwill and Intangible Assets (FAS 142). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. As the Company does not have any recorded goodwill as of September 30, 2001, FAS 142 is not expected to have a material effect on the Company’s results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 143 — Accounting for Asset Retirement Obligations (FAS 143). FAS 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect FAS 143 to have a material effect on its results of operations or financial position.

     In August 2001, the FASB issued Financial Accounting Standard 144 — Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect FAS 144 to have a material effect on its results of operations or financial position.

Reclassifications

     Certain reclassifications of prior year balances have been made for consistent presentation with the current year. These reclassifications have not impacted previously reported net loss, shareholders equity or cash flows.

3. Change in Accounting Policy

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining customer relationship periods. The net effect of the change on fiscal year 2001 was to increase net losses by $1.0 million ($0.05 per share), comprised of the $3.6 million cumulative effect of accounting change ($0.16 per share), net of $2.6 million of the related deferred revenue which was recognized as revenue during the year ($0.12 per share). The remainder of the related deferred revenue will be recognized as revenue as follows: $0.8 million in fiscal 2002 and $0.2 million in fiscal 2003.

4. Investments

     The Company does not hold any investments as of September 30, 2001. The following table summarizes the composition of the Company’s held-to-maturity investments at September 30, 2000 and 1999, respectively.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Aggregate
	Cost Basis	Gains	Losses	Fair Value

2000
U.S. Corporate Debt Securities	$7,305,000	$	$(20,000)	$7,285,000
Medium and Short Term Notes	3,599,000		(13,000)	3,586,000
Euro Dollar Bonds	2,388,000		(2,000)	2,386,000
Taxable Auction Securities	4,000,000			4,000,000

	$17,292,000	$—	$(35,000)	$17,257,000

1999
U.S. Corporate Debt Securities	$26,390,000	$1,000	$(81,000)	$26,310,000
Medium and Short Term Notes	14,350,000		(57,000)	14,293,000
Euro Dollar Bonds	3,895,000		(15,000)	3,880,000
Taxable Auction Securities	8,000,000			8,000,000

	$52,635,000	$1,000	$(153,000)	$52,483,000

     All held-to-maturity investments at September 30, 2000 came due within fiscal year 2001.

5. Property and Equipment

     Property and equipment consists of the following:

	September 30,

	2001	2000

Computer equipment	$5,265,000	$11,469,000
Furniture and fixtures	1,058,000	1,071,000
Leasehold improvements	908,000	1,033,000
Internal use software	1,005,000	1,374,000
Other assets – vehicles	88,000	174,000

	8,324,000	15,121,000
Less: Accumulated depreciation and amortization	(5,188,000)	(4,929,000)

	$3,136,000	$10,192,000

     Depreciation and amortization expense for property and equipment was $4,456,000, $3,301,000 and $1,159,000 for the years ended September 30, 2001, 2000, and 1999, respectively. Assets under capital lease are pledged as collateral for the underlying lease agreements.

6. Termination of Borrowing

     In April 2001, Comerica (formerly Imperial Bank) notified the Company that it was in violation of certain covenants specified in the loan agreement dated September 20, 2000. As a result, the company paid off the entire loan balance of $3.9 million in May 2001.

     The Company has a revolving line of credit facility with Comerica, which allows for draws up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Current commitments against the line of credit consist of an irrevocable standby letter of credit for our leased office space in the amount of $665,000, which expires on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The total of these commitments is in excess of our borrowing base as of September 30, 2001. To cover the over-advance against the line of credit, we established a $675,000, 30-day, automatically renewing certificate of deposit, which is pledged as collateral to Comerica. The cash restriction will remain in effect until such time as our over-advance is cured.

7. Severance Expense

     During fiscal 2001, the Company reduced the overall level of world-wide staffing by approximately 60%, or 164 employees, spanning across all departments. The reduction in force resulted in severance charges of $1.5 million during the year. Accrued severance charges at September 30, 2001 of $323,000 will be paid out during fiscal 2002.

8. Impairment Losses

     Intangible assets related to the fiscal 2000 acquisition of N2H2 Pty Limited were assessed for impairment at September 30, 2000 due to operating results and forecasts from N2H2 Pty Limited being less than expected. This assessment resulted in a write-down of intangible assets of $6.1 million for fiscal 2000. During fiscal 2001, the Company recorded an additional $1.4 million write-down for the remaining carrying value of acquired intangible assets, again due to operating results and forecasts being less than expected. The impairment charges were calculated as the excess of the fair value, as calculated by the present value of future cash flows from N2H2 Pty Limited, over the carrying value of the intangible assets.

     During fiscal 2001, the Company recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented the Company’s entire investment in the common stock of the company. The impairment was recorded based on currently available financial information of the investee company.

     During fiscal 2001, the Company recorded a $0.5 million write down on software license agreements, which will not be used as part of current or future product offerings. The impairment charge represented the total net carrying value of the technology licenses.

     During fiscal 2001, the Company introduced its new software-based filtering solutions and thereby plans to eventually phase out the proxy server product line. The Company will no longer promote the proxy server-based product to new customers. N2H2 plans to continue support of our existing customers’ proxy-based filtering installations, however, an effort will be made to migrate existing proxy-using customers to one of the new software-based filtering solutions. Under the guidance provided by Financial Accounting Standard No. 121 (FAS 121), the Company concluded that an event has occurred which indicated the recovery of the carrying amounts for related field servers should be assessed. Consequently, management completed a cash flow analysis of the field server assets, which showed that the estimated cash flows were less than the carrying value of the field server assets. Accordingly, pursuant to FAS 121, management estimated the fair value of the field server assets to be zero based upon third party evidence, and hence recorded an impairment charge of $3.4 million.

9. Lease Commitments

     The Company’s property held under capital leases, which is included in property and equipment at September 30, 2001, 2000, and 1999, consists primarily of computer equipment in the gross amount of $606,000, $606,000, and $2,644,000, respectively. Related accumulated amortization for those assets was $202,000, $219,000, and $675,000 for the years then ended. The Company is also committed under operating leases for its headquarter facilities which include lease escalation clauses. Rent expense for the years ended September 30, 2001, 2000, and 1999 was $1,387,000, $1,311,000, and $307,000, respectively. Effective November 1, 2001, the Company entered into an agreement to sublease a portion of its office space. The sublease agreement is non-cancelable and effective through August 30, 2005, the end of the original lease term.

     The minimum annual rental commitments on all leases at September 30, 2001 are as follows:

	Operating	Capital
	Lease	Leases

Years Ending September 30,
2002	$1,190,000	$223,000
2003	1,228,000	23,000
2004	1,266,000	—
2005	1,205,000	—
2006	—	—
Thereafter	—	—

Total minimum lease payments	$4,889,000	246,000

Less: Amount representing interest		(14,000)

Present value of capital lease obligation		232,000
Less: Current portion		(203,000)

Long-term obligations at September 30, 2001		$29,000

     The minimum annual proceeds from sublease at September 30, 2001 are as follows:

Operating
Lease

Years Ending September 30,
2002	$179,000
2003	196,000
2004	196,000
2005	179,000
2006	—
Thereafter	—

Total minimum sublease proceeds	$750,000

10. Business Combination

     On February 23, 2000, the Company acquired N2H2 Pty Limited (formerly Iseek Pty Limited), a privately held company incorporated in Queensland, Australia, in an all-stock transaction. The transaction was accounted for as a purchase.

     As consideration, the shareholders of N2H2 Pty Limited received 925,000 shares of the Company’s common stock. The shares were valued using the market price of the Company’s common stock for the two days before and after the acquisition was announced. A total of 512,000 of the shares issued were issued to the founders of N2H2 Pty Limited and were subject to an escrow provision. The escrowed shares are being released equally over three years, based on the continued employment of the founders. As of September 30, 2001, 341,000 shares remain in escrow.

The value of these shares has been treated as deferred compensation and is being amortized over the three-year employment period. The Company has recorded $3,713,000 and $3,176,000 of related compensation expense in fiscal 2001 and 2000, respectively.

     In addition, the Company issued a warrant for 100,000 shares of common stock at the exercise price of $22.50 to certain N2H2 Pty Limited shareholders in exchange for a covenant not to compete. The fair value of the warrants was determined using the Black-Scholes option pricing model, using a 95% volatility factor, an expected life of 5 years, and a risk-free interest rate of 6.38%.

     The total purchase price was as follows:

Common stock issued	$16,104,000
Warrant issued	1,255,000
Acquisition costs incurred	287,000
Liabilities assumed	54,000

Total purchase price	$17,700,000

     The total purchase price of $17,700,000 was allocated to the fair value of the assets acquired as follows:

		Amortization
		Life

Tangible assets	$210,000	—
Intangible assets:
Client redirect software	919,000	5
Customer lists	572,000	5
Covenant not to compete	1,255,000	5
Goodwill	5,834,000	5

Total intangible assets	8,580,000
Deferred compensation	8,910,000	3

Total purchase price	$17,700,000

     The results of operations of N2H2 Pty Limited have been included in the Company’s Consolidated Statement of Operations since the purchase date.

     Intangible assets were amortized on a straight-line basis. In September 2000, as a result of N2H2 Pty Limited’s operations not meeting expected forecasts, the Company recorded a $6.1 million write down of the carrying value of the acquired intangible assets. In June 2001, the Company recorded an additional $1.4 million write down for the full remaining carrying value of intangible assets acquired as part of the N2H2 Pty Limited purchase. The write-downs were applied first against goodwill, with the excess applied against other acquired intangible assets. The impairment losses were calculated as the excess carrying value over the present value of future cash flows and the estimated terminal value of the intangible assets.

     Deferred compensation is being amortized using an accelerated method in accordance with Financial Accounting Standards Board’s interpretation number 28.

     The following pro forma financial information is unaudited and gives effect to the acquisition, assuming that the acquisition took place on October 1, 1998:

	Year Ended September 30,

	2000	1999

	(unaudited)
Revenue	$10,987,000	$6,699,000
Net loss	$(41,089,000)	$(14,998,000)
Basic and diluted net loss per share	$(1.89)	$(1.07)

11. Sale of Iseek Communications

     On August 31, 2001, the Company sold the assets and liabilities of Iseek Communications for $1.00. Iseek Communications was a subsidiary of N2H2 Pty Limited and offered a product line consisting of Internet hosting and collocation services in Australia. The Company recorded a loss on the sale of $205,000.

12. Related Party Transactions

     During the year ended September 30, 2000, the Company entered into seven separate note receivable agreements with four shareholders, three of which were Officers of the Company. A total of $1,844,000 was loaned to shareholders during fiscal 2000, bearing interest at 8% per annum and maturing between October 2000 and November 2001. The carrying value of these loans had been reduced in fiscal 2000 by a provision of $805,000 to reflect amounts which may not be collectible.

     During the year ended September 30, 2001, the Company entered into agreements with two of the former officers to accept shares of N2H2 common stock held by the officers in exchange for forgiveness of amounts due to the Company under shareholder loans. As a result of these transactions, a total of 808,000 shares of common stock were repurchased by the Company at prices between $1.00 and $1.50 per share. The excess of the repurchase price over the market value of the common stock at the date of repurchase was $417,000, of which $343,000 was applied against the previously recorded reserve for shareholder loans and the remainder was charged to compensation expense.

     The Company also entered into an agreement with another former officer of the Company to withhold severance consideration due to the officer under employment contract in exchange for forgiveness of amounts owed to the Company under shareholder loans. The Company recorded a charge to compensation expense of $374,000 in fiscal 2001 representing the portion of the loans forgiven. The remaining loan balance at September 30, 2001 of $294,000 is due under a revised promissory note, which bears interest at 6.875% per annum. The balance due at September 30, 2001 is almost entirely offset by the reserve for shareholder loans.

     In August and September of 1999, the Company entered into four separate recourse note receivable agreements bearing interest at 6% per annum with employees totaling $25,000 in connection with the exercise of options. The notes matured and were paid in February 2000.

13. Income Taxes

     A provision for income taxes was not recorded for the periods ended September 30, 2001, 2000 or 1999 due to taxable losses incurred during those periods. A valuation allowance has been recorded for deferred tax assets as it has been determined that it is more likely than not that these deferred tax assets will not be realized.

     The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate for the following reasons:

	September 30,	September 30,
	2001	2000

Federal income tax benefit at statutory rate	(34.0)%	(34.0)%
Other	(0.6)	(0.2)
Change in valuation allowance	33.4	34.2

	0%	0%

     Deferred tax assets and liabilities at September 30, 2001 consist of the following:

	September 30,	September 30,
	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$18,811,000	$11,880,000
Cash to accrual adjustment	3,106,000	—
Allowance for doubtful accounts	89,000	98,000
Accrued compensation and benefits	2,775,000	130,000
Depreciation and amortization	154,000	630,000

Total deferred tax assets	24,935,000	12,738,000
Cash to accrual adjustments	718,000	338,000
Total deferred tax liabilities	718,000	338,000
Valuation allowance	(24,217,000)	(12,400,000)

Net deferred tax asset	$—	$—

     As of September 30, 2001, the Company had net operating loss carry-forwards of approximately $55 million to offset future taxable income for Federal income tax purposes, which will expire through 2020. Should certain changes in the Company’s ownership occur, there could be a limitation on the utilization of its net operating losses.

14. Factoring Agreement

     During fiscal 1999, the Company terminated its factoring agreement with the bank. Prior to that, pursuant to a factoring agreement entered into in September 1997 and amended July 14, 1998, the Company’s bank acted as its factor for the majority of its receivables, assigned on a pre-approved, full recourse basis, up to $1,000,000. The Company sold its eligible receivables at a 0.3% discount to face value and was charged 1.6% of uncollected assigned balances per month. Pursuant to the agreement, the Company repurchased any assigned receivables outstanding 90 days after the invoice date. Total interest paid on factored receivables was $35,000 for fiscal 1999.

15. Common Stock

     On September 30, 1997, September 30, 1998, and July 8, 1999, the Board of Directors declared a one hundred twenty five-for-one, a seven-for-one, and a five-for-two stock split, respectively, on the Company’s common stock effected in the form of a stock dividend to holders of record on these dates. Common stock issued and stock option information in these financial statements have been restated to reflect these splits.

     As of May 10, 1999, the Company amended its Articles of Incorporation to authorize the issuance of 50,000,000 shares of preferred stock and 250,000,000 shares of common stock at no par value. The terms of the preferred stock are to be determined by the Board of Directors.

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

     On February 23, 2000, the Company issued 925,000 shares of common stock in connection with the acquisition of N2H2 Pty Limited (Note 10).

16. Stock Purchase Warrants

     On March 11, 1999, the Company redeemed an outstanding warrant for 50,000 shares of its common stock, and recorded a redemption charge of $185,000 in fiscal 1999.

     Pursuant to the acquisition of N2H2 Pty Limited, the Company issued a warrant on February 23, 2000 for the purchase of 100,000 shares of common stock at an exercise price of $22.50 per share. The warrant expires on February 23, 2004 and may be exercised at any time. The fair value of the warrant on the date of grant was $1,254,800 and has been accounted for in the purchase of N2H2 Pty Limited.

     The following summarizes stock warrant activity for fiscal 1999, 2000 and 2001:

Balance at September 30, 1998	1,506,058
Warrants issued	558,000
Warrants canceled	(1,599,058)
Warrants exercised	(6,342)

Balance at September 30, 1999	458,658
Warrants issued	100,000
Warrants canceled	—
Warrants exercised	(19,375)

Balance at September 30, 2000	539,283

Warrants issued	—
Warrants canceled	—
Warrants exercised	—

Balance at September 30, 2001	539,283

     The Company recorded compensation expense of $77,000 in fiscal 1999 related to the issuance of these warrants. No compensation expense was incurred for fiscal 2000 and 2001. Additionally, the Company has issued options to certain non-employees under the 1999 Stock Option Plan as described below.

17. Stock Option Plans

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

     On November 29, 2001, the Company allowed eligible employees to cancel certain outstanding stock option grants to purchase 675,505 shares of common stock. The Company has agreed to grant to these same employees options to purchase 347,267 shares of common stock (the “New Options”) six months plus one day after the cancellation date, or June 1, 2002 (the “Grant Date”), provided that the exercise price of the new options will be the fair value of the common stock at the Grant Date, the related employees do not receive any additional grants of options prior to the Grant Date, and the related employees are common law employees of N2H2 on the Grant Date. The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of N2H2’s common stock at the date of grant over the exercise price to acquire the stock. Therefore, the Company will not recognize compensation expense related to the grant of New Options.

     The following summarizes the activity under our Stock Option Plans:

						Options
						Issued
	1997	1999	Directors	1999/2000	2000	Outside
Options Outstanding	Plan	Plan	Plan	Plan	Plan	Plans	Total

Balance at October 1, 1998	1,683,938						1,683,938
Options granted	198,249	1,327,624	3,750			900,000	2,429,623
Options exercised	(792,603)						(792,603)
Options cancelled	(83,500)	(11,250)					(94,750)

Balance at September 30, 1999	1,006,084	1,316,374	3,750			900,000	3,226,208
Options granted	63,400	66,233		1,496,625	1,366,385	460,000	3,452,643
Options exercised	(384,539)	(152,857)					(537,396)
Options cancelled	(58,925)	(136,879)		(449,750)	(72,165)	(1,080,000)	(1,797,719)

Balance at September 30, 2000	626,020	1,092,871	3,750	1,046,875	1,294,220	280,000	4,343,736
Options granted	101,000		83,750		2,485,371		2,670,121
Options exercised	(266,716)						(266,716)
Options cancelled	(208,037)	(601,571)		(567,950)	(1,374,622)	(150,000)	(2,902,180)

Balance at September 30, 2001	252,267	491,300	87,500	478,925	2,404,969	130,000	3,844,961

						Options
						Issued
	1997	1999	Directors	1999/2000	2000	Outside
Options Available	Plan	Plan	Plan	Plan	Plan	Plans	Total

Balance at October 1, 1998	129,500						129,500
Shares authorized		1,329,625	87,500	750,000			2,167,125
Options granted	(198,249)	(1,327,624)	(3,750)			(900,000)	(2,429,623)
Options cancelled	83,500	11,250					94,750

Balance at September 30, 1999	14,751	13,251	83,750	750,000		(900,000)	(38,248)
Shares authorized				500,000	4,000,000		4,500,000
Options granted	(63,400)	(66,233)		(1,496,625)	(1,366,385)	(460,000)	(3,452,643)
Options cancelled	58,925	136,879		449,750	72,165	1,080,000	1,797,719

Balance at September 30, 2000	10,276	83,897	83,750	203,125	2,705,780	(280,000)	2,806,828
Shares authorized
Options granted	(101,000)		(83,750)		(2,485,371)		(2,670,121)
Options cancelled	208,037	601,571		567,950	1,374,622	150,000	2,902,180

Balance at September 30, 2001	117,313	685,468	0	771,075	1,595,031	(130,000)	3,038,887

						Options
				1999/		Issued
	1997	1999	Directors	2000	2000	Outside
Weighted Average Exercise Prices	Plan	Plan	Plan	Plan	Plan	Plans	Total

Balance at October 1, 1998	$0.21	$—	$—	$—	$—	$—	$0.21
Options granted	1.46	3.08	11.00			9.48	5.33
Options exercised	0.20						0.20
Options cancelled	0.77	3.70					1.12

Balance at September 30, 1999	$0.42	$3.07	$11.00	$—	$—	$9.48	$4.04
Options granted	14.00	5.47		11.63	3.11	14.04	8.50
Options exercised	0.27	2.20					0.82
Options cancelled	0.67	3.35		12.30	2.91	11.35	10.29

Balance at September 30, 2000	$1.88	$3.31	$11.00	$11.34	$3.12	$9.74	$5.40
Options granted	0.48		0.56		0.67		0.66
Options exercised	0.25						0.25
Options cancelled	1.63	3.17		10.89	2.13	10.28	4.45

Balance at September 30, 2001	$3.25	$3.48	$1.01	$11.87	$1.15	$9.13	$3.19

     The Company applies the accounting provisions prescribed in APB 25 and related interpretations. In fiscal 1999, the Company issued certain stock options with an exercise price less than the deemed fair value of the Company’s common stock at the date of grant. Deferred compensation related to these stock options of approximately $2,151,000 was recorded during fiscal 1999 and is being amortized over the vesting period of the options of three to four years. Amortization of unearned compensation costs of approximately, $108,000, $423,000, and $815,000 has been recognized as an expense for in fiscal 2001, 1999, and 2000 respectively. During fiscal 2000, the Company accelerated the vesting of options for 354,167 shares relating to the termination of certain employees, which resulted in recognition of $148,000 of compensation expense in fiscal 2000.

     During fiscal 1999, deferred compensation costs of $551,000 was recorded on warrants issued to non-employees, of which $339,000 was amortized. During fiscal 2000, the warrants were re-priced and vesting accelerated resulting in an additional deferred compensation of $56,000 and amortization of $243,000.

     In connection with the issuance of 512,000 shares to N2H2 Pty Limited personnel, the Company recorded deferred compensation of $8.9 million. The Company recognized compensation expense of $3,713,000 and $3,176,000 associated with these shares during fiscal 2001 and 2000, respectively (Note 10).

     Pro forma information regarding net loss is required by FAS 123, and has been determined as if the Company had accounted for its stock options and stock purchase plan under the minimum value method of that statement for all periods prior to the Company becoming a public entity and fair value method of that statement for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30, 2001, 2000 and 1999:

	Year Ended September 30,

	2001	2000	1999

Risk-free interest rate	5.25%	6.50%	5.30%
Dividend yield	0.00%	0.00%	0.00%
Expected term of option	4 years	5 years	5 years
Volatility subsequent to initial public offering	90.00%	95.00%	95.30%

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized over the options’ vesting periods. The Company’s pro forma net loss would have been as follows:

	Year Ended September 30,

	2001	2000	1999

Net loss as reported	$(35,461)	$(39,258)	$(7,721)
Net loss pro forma	(37,429)	(46,025)	(8,447)
Net loss per share as reported	(1.63)	(1.82)	(0.57)
Net loss per share pro forma	(1.72)	(2.13)	(0.62)

     The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted for the years ended September 30, 2001, 2000 and 1999 were as follows:

	Year Ended September 30,

	2001	2000	1999

Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of grant	$0.49	$6.34	$2.66
Weighted-average fair value of options granted with exercise prices less than the market value of the stock at the date of grant	0.33	—	8.05
Weighted-average fair value of options granted with exercise prices greater than the market value of the stock at the date of grant	0.77	9.34	2.18
Weighted-average exercise price of options granted with exercise prices equal to the market value of the stock at the date of grant	0.65	8.43	3.59
Weighted-average exercise price of options granted with exercise prices less than the market value of the stock at the date of grant	0.43	—	9.30
Weighted-average exercise price of options granted with exercise prices greater than the market value of the stock at the date of grant	1.50	11.43	3.37

     The following table summarizes information about fixed-price options outstanding at September 30, 2001 as follows:

		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercisable
Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$0.18 — $ 0.36	740,395	9.42	$0.34	247,759	$0.33
$0.40 — $ 0.47	449,000	9.48	$0.43	5,000	$0.43
$0.55 — $ 0.86	731,752	9.15	$0.83	—	—
$0.91 — $ 3.06	677,713	8.31	$2.19	322,213	$2.43
$3.34 — $ 4.88	668,675	8.04	$3.59	354,350	$3.50
$4.91 — $21.75	577,425	8.20	$12.64	184,260	$12.07

18. Employee Stock Purchase Plan

     Effective November 8, 1999, the Company adopted the Employee Stock Purchase Plan. The plan authorizes the issuance of a maximum of 750,000 shares of common stock. All employees who work more than twenty hours per week or five months per year and have been employed longer than six months are eligible to participate, with the exception of those owning 5% or more of the combined voting power of the Company’s stock. Employees may elect to deduct from 1% to 10% of their base compensation, with a maximum deduction of $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of the common stock on the first or last day of the six-month offering period. Previously, each purchase was limited to 1,000 shares of common stock per employee. Effective September 27, 2001, the Employee Stock Purchase Plan was amended to increase the share purchase limit to 10,000 shares per employee for each offering period. Actual shares purchased by participating employees as of September 30, 2001 totaled 55,175 at an average exercise price of $0.31.

19. Net Loss Per Share

     A reconciliation of the basic and diluted earnings per share computation is as follows:

	September 30,

	2001	2000	1999

Net loss	$(35,461,000)	$(39,258,000)	$(7,721,000)
Weighted-average shares outstanding — basic	21,704,000	21,578,000	13,620,000
Weighted-effect of dilutive options and warrants	—	—	—

Weighted-average shares outstanding — diluted	21,704,000	21,578,000	13,620,000

Basic and diluted net loss per share	$(1.63)	$(1.82)	$(.57)

     A total of 341,000 restricted shares and warrants and options to purchase a total of 539,280 and 3,844,960 shares of common stock, respectively, have been excluded from the calculation of net loss per share for fiscal 2001 because their effect is anti-dilutive. Warrants and options to purchase a total of 539,280 and 4,343,735 shares of common stock, respectively, for fiscal 2000 and 458,658 and

3,226,207 shares of common stock, respectively for fiscal 1999 have been excluded from the calculation because of their effect is anti-dilutive.

20. Contingencies

     The Company is from time to time involved in various claims and legal proceedings of a nature considered by management to be routine and incidental to its business. In the opinion of the Company’s management, after consultation with outside legal counsel, the ultimate disposition of such matters is not expected to have a material adverse effect on the Company’s financial position, results of operations or liquidity.

     On June 25, 1999, Spyglass, Inc. filed a patent infringement lawsuit against the Company in United States District Court for the Northern District of California. The suit alleged that the making, use and sale of the Company’s internet filtering systems infringed a United States patent held by Spyglass. In December 1999, the Company settled the lawsuit with Spyglass, Inc. The settlement resulted in a nonexclusive, nontransferable, nonrefundable lump-sum license agreement for the Company to make, use, sell or otherwise distribute the products and services which Spyglass alleged infringement. The Company paid $650,000 in consideration of the license granted. In fiscal 2001, the Company recorded a write-down for the remaining value of this license agreement, as it will not be used as part of our current or future product offerings (Note 8).

21. Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information is summarized below for the years ended September 30, 2001, 2000, and 1999:

	Years Ended September 30,

	2001	2000	1999

Non-Cash Investing and Financing Activities:
Stock received for notes receivable from shareholders	$645,000
Impact of sale of Iseek Communications:
Property and other assets sold	265,000
Liabilities sold	60,000
Acquisition of N2H2 Pty Limited in non-cash transaction:
Stock and warrants issued		$17,359,000
Acquired intangibles		8,580,000
Additions to deferred compensation		8,910,000
Additions to property and equipment		101,000
Additions to intangibles and other assets		51,000
Additions to accounts payable		54,000
Equipment obtained through capital lease			$1,638,000
Value ascribed to warrants issued with note payable			77,000
Conversion of notes payable to common stock			1,693,000
Note receivable from shareholder for exercise of options			25,000
Unearned compensation			2,702,000
Cash paid for interest	313,000	376,000	541,000

22. Quarterly Financial Information (Unaudited)

     The following table sets forth the Company’s unaudited quarterly financial information for the years ending September 30, 2001, 2000 and 1999:

	Fiscal Year 2001

	September 30	June 30	March 31	December 31

	(in thousands, except per share amounts)
Revenue	$2,731	$2,015	$1,890	$2,485
Net loss	6,847	7,533	10,189	10,892
Earnings per share:
Basic and diluted	$(0.32)	$(0.35)	$(0.47)	$(0.50)

	Fiscal Year 2000

	September 30	June 30	March 31	December 31

	(in thousands, except per share amounts)
Revenue	$2,468	$3,324	$2,925	$2,256
Net loss	16,894	10,326	6,919	5,119
Earnings per share:
Basic and diluted	$(0.77)	$(0.47)	$(0.32)	$(0.24)

	Fiscal Year 1999

	September 30	June 30	March 31	December 31

	(in thousands, except per share amounts)
Revenue	$2,126	$1,873	$1,453	$1,228
Net loss	3,793	1,915	1,363	649
Earnings per share:
Basic and diluted	$(0.20)	$(0.13)	$(0.11)	$(0.07)

     The Company revised its originally recorded purchase accounting for the acquisition of N2H2 Pty Limited and has accordingly amended its Forms 10-Q for the second and third quarters of fiscal 2000, ended March 31, 2000 and June 30, 2000, respectively. The effect on the second and third quarter results of operations and financial position are summarized as follows:

	Fiscal Year 2000

	Third	Second
	Quarter	Quarter

	(in thousands, except per share amounts)
Net loss:
As reported	$9,347	$6,593
As restated	$10,326	$6,919
Earnings per share, basic and diluted:
As reported	$(0.42)	$(0.31)
As restated	$(0.47)	$(0.32)
Total assets:
As reported	$63,658	$70,531
As restated	$56,513	$63,003
Total shareholder’s equity:
As reported	$57,286	$66,953
As restated	$50,141	$59,425

     The changes made consist of a reclassification of goodwill to deferred compensation in recognition of the founders’ shares held in employment escrow and an addition to acquired intangible assets in recognition of warrants issued as part of the purchase consideration. The increase in net loss is the result of an accelerated amortization method used for deferred compensation. None of these changes had a cash impact to the Company.

     (a)(2)

N2H2, Inc.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at	Charges to		Balance at
	Beginning of	Costs and	Charges to	End of
Description	Fiscal Period	Expenses	Other Accounts	Fiscal Period

Year Ended September 30, 1998 Allowance for doubtful accounts	—	(8,000)		(8,000)
Year Ended September 30, 1999 Allowance for doubtful accounts	(8,000)	(261,000)	127,000	(142,000)
Tax valuation allowance	—	(2,475,000)		(2,475,000)
Year Ended September 30, 2000 Allowance for doubtful accounts	(142,000)	(369,000)	198,000	(313,000)
Tax valuation allowance	(2,475,000)	(9,925,000)		(12,400,000)
Year Ended September 30, 2001 Allowance for doubtful accounts	(313,000)	(308,000)	337,000	(284,000)
Tax valuation allowance	(12,400,000)	(11,817,000)		(24,217,000)

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to the Company’s directors and compliance with Section 16(a) of the Exchange Act is included in the following sections of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Executive Officers of the Company Election of Directors Compliance with Section 16(a) of the Exchange Act of 1934

Item 11. Executive Compensation.

     The information required under this item is included in the following sections of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Compensation of Executive Officers in the Year Ended September 30, 2001 Compensation Committee Report on Executive Compensation Stock Price Performance Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required under this item is included in the following section of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions.

     The information required under this item is included in the following sections of the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Election of Directors Transactions with Management, Certain Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     a. The following documents are filed as part of this report under Item 8:

     b. Reports on Form 8-K

     There were no reports on Form 8-K filed during the fourth quarter ended September 30, 2001.

     c. Exhibits. The following exhibits are filed or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Document

3.1	Form of Restated Articles of Incorporation of the registrant. (3.1)(1)
3.2	Amended Bylaws of the registrant. (3.2)(filed herewith)
4.1	Form of common stock certificate. (4.1)(1)
10.1	Union Bank of California Center Office Lease dated March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant.(10.3)(1)
10.2	1997 Stock Option Plan, as amended. (10.5)(1)
10.3	1999 Stock Option Plan. (10.6)(1)
10.4	1999 Nonemployee Director Stock Option Plan. (10.7)(1)
10.5	Registration Rights Agreement dated effective as of December 31, 1998. (10.12)(1)
10.6	First Amendment, dated June 16, 1999, to Union Bank of California Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (10.1)(2)
10.7	Second Amendment, dated August 10, 1999, to Union Bank of California Center Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (10.2)(2)
10.8	Promissory Note dated April 17, 2000 between Peter Keane, Former Vice President of Advertising, and the registrant. (10.4)(3)
10.9	Promissory Note dated May 18, 2000 between Peter Keane, Former Vice President of Advertising, and the registrant. (10.5)(3)
10.10	Employment Agreement of Farzeen Mohazzabfar, dated November 5, 1999. (10.22)(4)
10.11	Nonqualified Stock Option Agreement for Farzeen Mohazzabfar, dated November 5, 1999. (10.23)(4)
10.12	2000 Stock Option Plan. (10.29)(4)
10.13	Letter of employment for Paul Quinn, dated November 14, 2000. (10.30)(4)
10.14	Redemption agreement dated November 3, 2000, between John Duncan and the registrant. (10.31)(4)
10.15	Employment Separation Agreement of John Duncan, dated November 15, 2000. (10.32)(4)

Exhibit
Number	Description of Document

10.16	Letter of Employment/Promotion dated December 22, 2000 between Frank Fulton, Chief Operating Officer, and the registrant (10.1)(5)
10.17	Severance Agreement and Release dated January 4, 2001 between Richard Giacchetti, Vice President of Education, and the registrant (10.2)(5)
10.18	Severance Agreement and Release dated February 13, 2001 between James O’Halloran, Vice President of Marketing, and the registrant (10.1)(6)
10.19	Letter of Employment/Promotion dated February 15, 2001 between Craig Blessing, Vice President of Sales, and the registrant (10.2)(6)
10.20	Severance Agreement and Release dated March 16, 2001 between Neil McIrvin, Vice President of Enterprise, and the registrant (10.3)(6)
10.21	Addendum to Executive Employment Agreement dated March 22, 2001 between Peter H. Nickerson, Chairman, President and Chief Executive Officer, and the registrant (10.4)(6)
10.22	Severance Agreement and Release dated May 18, 2001 between Peter H. Nickerson, Chairman, President and Chief Executive Officer, and the registrant (10.1)(7)
10.23	Stock Option Agreement dated May 18, 2001 between Philip Welt, President and Chief Executive Officer, and the registrant (10.2)(7)
10.24	Severance Agreement and Release dated June 15, 2001 between Kevin Fink, Chief Technology Officer, and the registrant (10.3)(7)
10.25	Eighth Amendment, dated May 31, 2001, to Union Bank of California Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant (10.4)(7)
10.26	Sublease Agreement dated October 22, 2001 between Widevine Technologies, Inc. and the registrant (filed herewith)
10.27	First Amendment, dated November 8, 2001, to Sublease Agreement dated October 22, 2001 between Widevine Technologies, Inc. and the registrant (filed herewith)
10.28	Letter of Employment dated August 23, 2001 between Cher Paige, Vise President of Marketing, and the registrant (filed herewith)
10.29	Letter of Employment dated October 31, 2001 between Betsy Hall, Director of U.S. Sales, and the registrant (filed herewith)
23.1	Consent of Independent Auditors dated December 21, 2001 (filed herewith)

(1)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Registration Statement on Form S-1 (File No. 333-78495).

(2)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26825).

(3)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26825).

(4)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-K for the year ended September 30, 2000 (File No. 0-26825).

(5)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended December 31, 2000 (File No. 0-26825).

(5)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-26825).

(6)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-26825).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on December 14, 2001.

N2H2, Inc.

By:	/s/ J. Paul Quinn

Vice President — Chief Financial Officer, Secretary and Treasurer

Signature	Title

/s/ Howard Philip Welt	President, Chief Executive Officer and Director (principal executive officer)

/s/ J. Paul Quinn	Vice President — Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ Peter H. Nickerson	Chairman and Director

/s/ Hollis R. Hill	Director

/s/ Mark A. Segale	Director

/s/ Richard R. Rowe	Director

/s/ Alan J. Higginson	Director

/s/ Michael T. Lennon	Director

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Form of Restated Articles of Incorporation of the registrant. (3.1)(1)
3.2	Amended Bylaws of the registrant. (3.2)(filed herewith)
4.1	Form of common stock certificate. (4.1)(1)
10.1	Union Bank of California Center Office Lease dated March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant.(10.3)(1)
10.2	1997 Stock Option Plan, as amended. (10.5)(1)
10.3	1999 Stock Option Plan. (10.6)(1)
10.4	1999 Nonemployee Director Stock Option Plan. (10.7)(1)
10.5	Registration Rights Agreement dated effective as of December 31, 1998. (10.12)(1)
10.6	First Amendment, dated June 16, 1999, to Union Bank of California Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (10.1)(2)
10.7	Second Amendment, dated August 10, 1999, to Union Bank of California Center Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (10.2)(2)
10.8	Promissory Note dated April 17, 2000 between Peter Keane, Former Vice President of Advertising, and the registrant. (10.4)(3)
10.9	Promissory Note dated May 18, 2000 between Peter Keane, Former Vice President of Advertising, and the registrant. (10.5)(3)
10.10	Employment Agreement of Farzeen Mohazzabfar, dated November 5, 1999. (10.22)(4)
10.11	Nonqualified Stock Option Agreement for Farzeen Mohazzabfar, dated November 5, 1999. (10.23)(4)
10.12	2000 Stock Option Plan. (10.29)(4)
10.13	Letter of employment for Paul Quinn, dated November 14, 2000. (10.30)(4)
10.14	Redemption agreement dated November 3, 2000, between John Duncan and the registrant. (10.31)(4)
10.15	Employment Separation Agreement of John Duncan, dated November 15, 2000. (10.32)(4)

Exhibit
Number	Description of Document

10.16	Letter of Employment/Promotion dated December 22, 2000 between Frank Fulton, Chief Operating Officer, and the registrant (10.1)(5)
10.17	Severance Agreement and Release dated January 4, 2001 between Richard Giacchetti, Vice President of Education, and the registrant (10.2)(5)
10.18	Severance Agreement and Release dated February 13, 2001 between James O’Halloran, Vice President of Marketing, and the registrant (10.1)(6)
10.19	Letter of Employment/Promotion dated February 15, 2001 between Craig Blessing, Vice President of Sales, and the registrant (10.2)(6)
10.20	Severance Agreement and Release dated March 16, 2001 between Neil McIrvin, Vice President of Enterprise, and the registrant (10.3)(6)
10.21	Addendum to Executive Employment Agreement dated March 22, 2001 between Peter H. Nickerson, Chairman, President and Chief Executive Officer, and the registrant (10.4)(6)
10.22	Severance Agreement and Release dated May 18, 2001 between Peter H. Nickerson, Chairman, President and Chief Executive Officer, and the registrant (10.1)(7)
10.23	Stock Option Agreement dated May 18, 2001 between Philip Welt, President and Chief Executive Officer, and the registrant (10.2)(7)
10.24	Severance Agreement and Release dated June 15, 2001 between Kevin Fink, Chief Technology Officer, and the registrant (10.3)(7)
10.25	Eighth Amendment, dated May 31, 2001, to Union Bank of California Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant (10.4)(7)
10.26	Sublease Agreement dated October 22, 2001 between Widevine Technologies, Inc. and the registrant (filed herewith)
10.27	First Amendment, dated November 8, 2001, to Sublease Agreement dated October 22, 2001 between Widevine Technologies, Inc. and the registrant (filed herewith)
10.28	Letter of Employment dated August 23, 2001 between Cher Paige, Vise President of Marketing, and the registrant (filed herewith)
10.29	Letter of Employment dated October 31, 2001 between Betsy Hall, Director of U.S. Sales, and the registrant (filed herewith)
23.1	Consent of Independent Auditors dated December 21, 2001 (filed herewith)

(1)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Registration Statement on Form S-1 (File No. 333-78495).

(2)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26825).

(3)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended June 30, 2000 (File No. 0-26825).

(4)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-K for the year ended September 30, 2000 (File No. 0-26825).

(5)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended December 31, 2000 (File No. 0-26825).

(5)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-26825).

(6)	Incorporated by reference from the exhibit shown in the preceding parentheses and filed with the registrant’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-26825).