Form 10-Q
period 2001-12-31
N2H2 INC
filed 2002-02-13
CIK 1077301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

     As of February 7, 2002, the registrant had outstanding 22,068,199 shares of common stock, no par value.

N2H2, INC.

PART I— FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

N2H2, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2001	2001

ASSETS:
Current assets:
Cash and cash equivalents	$5,325	$5,979
Restricted cash and cash equivalents	675	675
Accounts receivable, net of allowances	949	2,066
Prepaid expenses and other current assets	566	774

Total current assets	7,515	9,494
Property and equipment, net	2,710	3,136
Other assets, net	140	140

Total assets	$10,365	$12,770

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$694	$807
Accrued payroll & benefits	437	738
Other accrued liabilities	344	342
Deferred revenue	5,437	6,136
Note payable	25	42
Current portion of capital lease obligations	176	203

Total current liabilities	7,113	8,268
Deferred revenue	1,100	1,296
Capital lease obligations, net of current portion	—	29

Total liabilities	8,213	9,593

Shareholders’ equity:
Common stock, no par value; 250,000 shares authorized, 22,068 and 22,060 shares issued and outstanding, respectively	92,167	92,166
Notes receivable from shareholders, net of allowances	(55)	(48)
Deferred stock compensation	(1,408)	(2,030)
Accumulated other comprehensive loss	(103)	(127)
Accumulated deficit	(88,449)	(86,784)

Total shareholders’ equity	2,152	3,177

Total liabilities and shareholders’ equity	$10,365	$12,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED
	DECEMBER 31,

	2001	2000

Revenues:
Internet filtering and consulting services	$2,893	$2,183
Advertising	—	302

Total Revenues	2,893	2,485
Operating expenses:
Internet filtering services and customer support	846	1,487
Educational content and advertising costs	—	613
Sales and marketing	1,800	4,058
General and administrative	985	1,470
Research and development	437	1,016
Depreciation and amortization	533	1,266

Total operating expenses	4,601	9,910

Loss from operations	(1,708)	(7,425)
Interest income, net of interest expense	43	243
Loss on disposal of property and equipment	—	(156)

Loss before change in accounting policy	(1,665)	(7,338)
Cumulative effect of change in accounting policy	—	(3,554)

Net loss	$(1,665)	$(10,892)

Foreign currency translation gain (loss)	24	(45)

Comprehensive loss	$(1,641)	$(10,937)

Basic and diluted net loss per share:
Loss before change in accounting policy	$(0.08)	$(0.34)
Effect of change in accounting policy	—	(0.16)

Net loss per share	$(0.08)	$(0.50)

Basic and diluted weighted average shares outstanding	21,725	21,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	THREE MONTHS
	ENDED DECEMBER 31,

	2001	2000

Cash flows from operating activities:
Net loss	$(1,665)	$(10,892)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	533	1,266
Amortization of deferred stock compensation	622	1,358
Change in accounting policy	(345)	2,708
Loss on disposal of property and equipment	—	156
Shareholder loans forgiven	—	73
Interest on shareholder loans	(7)	(31)
Changes in operating assets and liabilities:
Accounts receivable	1,117	418
Prepaid expenses and other current assets	208	521
Other assets	—	89
Accounts payable	(113)	(1,059)
Accrued liabilities	(299)	55
Deferred revenue	(550)	914

Net cash used by operating activities:	(499)	(4,424)

Cash flows from investing activities:
Maturities of investments	—	8,986
Purchases of investments	—	(4,000)
Additions to property and equipment	(116)	(711)
Proceeds from sale of property and equipment	9	—

Net cash provided by investing activities	(107)	4,275

Cash flows from financing activities:
Exercise of stock options	1	39
Payments under capital lease obligations	(56)	(34)
Repayments of notes payable	(17)	(366)

Net cash used by financing activities	(72)	(361)

Effects of exchange rate changes	24	16

Net decrease in cash	(654)	(494)
Cash, beginning of period	5,979	7,993

Cash, end of period	$5,325	$7,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$5	$120

Stock received for notes receivable from shareholders	$—	$645

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the three-month period ended December 31, 2001 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2001.

     The Company has experienced significant net operating losses from inception. In fiscal 2001, the Company incurred operating losses of $28.7 million and used $12.3 million of cash in its operating activities. Management expects that operating losses and negative cash flows will continue through most or all of fiscal 2002 as the Company continues to develop its product offerings and customer base. If the Company fails to develop revenues from new products and expand its customer base, it will require additional debt or equity financing to continue its operations beyond twelve months from the date of this filing. Such financing may not be available on acceptable terms or at all.

     On January 18, 2002, the Company received a Nasdaq Staff Determination indicating that N2H2 did not comply with the minimum stockholder’s equity requirements for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4450(a)(3), and that our securities are, therefore, subject to delisting from the Nasdaq National Market. We have requested a hearing to appeal the determination before the Nasdaq Listing Qualifications Panel, in which we will propose that N2H2’s stock listing be moved to the Nasdaq Small Cap Market. The appeal, scheduled for February 21, 2002, will stay the delisting of N2H2 securities pending a decision by the Qualifications Panel. There is no assurance the Panel will grant our request for continued listing.

     In addition, a minimum bid price of $1.00 is required for continued listing on the Nasdaq National Market System. After the events of September 11, 2001, Nasdaq placed a moratorium on the $1.00 listing requirement, and Nasdaq’s previous delisting action with the Company was dropped. On January 1, 2002, Nasdaq began again the process of enforcement of its listing requirements. At the time of this filing, the Company’s common stock bid price had closed below $1.00 per share for a period of thirty consecutive business days from January 1, 2002. The Nasdaq National Market System grants a 90 day grace period, during which time the Company’s stock bid price must trade at or above $1.00 per share for a minimum of ten consecutive business days in order to regain compliance. In the event N2H2’s stock price does not rise above $1.00 for the required ten consecutive business days, Nasdaq would have the right to delist the stock and then the Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no guarantee that the Company would prevail in such a hearing.

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

     Advertising revenue contracts based on the number of impressions displayed or click-throughs provided were recognized as services were rendered. Also included in advertising revenues were barter revenues generated from exchanging advertising services for a license. Revenues from barter transactions were recognized at the fair value of advertisements delivered in the period when advertising was provided, and services received were charged to expense on a straight-line basis over the contract period. Barter revenues for the quarter ended December 31, 2000 were $0.2 million. All contracts with advertisers have been concluded or cancelled during fiscal 2001.

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

     The components of basic and diluted loss per share were as follows:

	THREE MONTHS
	ENDED DECEMBER 31,

	2001	2000

	(in thousands,
	except per share data)
Numerator:
Net loss	$(1,665)	$(10,892)
Denominator:
Basic and diluted weighted average common shares outstanding	21,725	21,959

Basic and diluted net loss per share	$(0.08)	$(0.50)

     Warrants for 539,280 shares, options for 3,066,333 shares, and 341,192 restricted shares have been excluded from the calculation of diluted loss per share at December 31, 2001 because they are anti-dilutive. Warrants for 539,280 shares, options for 4,946,184 shares, and 512,000 restricted shares have been excluded from the calculation of diluted loss per share at December 31, 2000 because they were anti-dilutive.

3. CHANGE IN ACCOUNTING POLICY

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective at the beginning of fiscal 2001, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining customer relationship periods. The amount of related deferred revenue which was recognized as revenue during the three-month periods ended December 31, 2001 and 2000 was $345,000 and $847,000, respectively. The remainder of the related deferred revenue will be recognized as revenue as follows: $418,000 over the remainder of fiscal 2002 and $229,000 in fiscal 2003.

4. RESTRICTED CASH AND CASH EQUIVALENTS

     The Company has a revolving line of credit facility with Comerica (formerly Imperial Bank), which allows for draws up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Current commitments against the line of credit consist of an irrevocable standby letter of credit for our leased office space in the amount of $665,000, which expires on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The total of these commitments is in excess of our borrowing base as of December 31, 2001. As a result, the Company is unable to draw upon the credit facility at this time. To cover the over-advance against the line of credit, we established a $675,000, 30-day, automatically renewing certificate of deposit, which is pledged as collateral to Imperial Bank. The cash restriction will remain in effect until such time as our over-advance is cured.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Financial Accounting Standard 141 — Business Combinations (FAS 141). FAS 141, effective for all business combinations initiated after July 1, 2001, requires that all business combinations be accounted for using the purchase method of accounting. Further, FAS 141 requires certain intangible assets to be recognized as assets apart from goodwill if they meet certain criteria. FAS 141 also requires expanded disclosures regarding the primary reason for consummation of the combination and the allocation of the purchase price to the assets acquired and liabilities assumed by major balance sheet caption. The Company does not expect the standard to have a material effect on its results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 142 — Goodwill and Intangible Assets (FAS 142). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. As the Company does not have any recorded goodwill as of September 30, 2001, the standard is not expected to have a material effect on the Company’s results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 143 — Accounting for Asset Retirement Obligations (FAS 143). FAS 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The Company does not expect the standard to have a material effect on its results of operations or financial position.

     In August 2001, the FASB issued Financial Accounting Standard 144 — Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the standard to have a material effect on its results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

     Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, believes or continue, the negative of such terms or other comparable terminology. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic market conditions, the success of our brand and systems development efforts, the absence of patent protection for our technology, the fact that others have patented various filtering technologies, customer acceptance of our services, products and fee structures, and the potential delisting of our stock from the Nasdaq National Market System. Further information on the factors and risks that could affect our business, financial condition and results of operations are included in Part I, Item 1 to the Company’s Form 10-K for the year ended September 30, 2001, which has been filed with the Securities and Exchange Commission and is available at http://www.sec.gov.

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

     On January 18, 2002, the Company received a Nasdaq Staff Determination indicating that N2H2 did not comply with the minimum stockholder’s equity requirements for continued listing on the Nasdaq National Market as set forth in Marketplace Rule 4450(a)(3), and that our securities are, therefore, subject to delisting from the Nasdaq National Market. We have requested a hearing to appeal the determination before the Nasdaq Listing Qualifications Panel, in which we will propose that N2H2’s stock listing be moved to the Nasdaq Small Cap Market. The appeal, scheduled for February 21, 2002, will stay the delisting of N2H2 stock pending a decision by the Qualifications Panel. There is no assurance the Panel will grant our request for continued listing.

     In addition, a minimum bid price of $1.00 is required for continued listing on the Nasdaq National Market System. After the events of September 11, 2001, Nasdaq placed a moratorium on the $1.00 listing requirement, and Nasdaq’s previous delisting action with the Company was dropped. On January 1, 2002, Nasdaq began again the process of enforcement of its listing requirements. At the time of this filing, the Company’s common stock bid price had closed below $1.00 per share for a period of thirty consecutive business days from January 1, 2002. The Nasdaq National Market System grants a 90 day grace period, during which time the Company’s stock bid price must trade at or above $1.00 per share for a minimum of ten consecutive business days in order to regain compliance. In the event N2H2’s stock price does not rise above $1.00 for the required ten consecutive business days, Nasdaq would have the right to delist the stock and then the Company would have the right to request a hearing to appeal a determination that the stock should be delisted. There is no guarantee that the Company would prevail in such a hearing.

     If the Company’s stock were delisted, the delisting would most likely have a material adverse affect on the price of its common stock, would adversely affect the liquidity of the shares held by its shareholders, and would severely restrict any ability the Company may have to raise additional capital.

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2001

Revenues

     We generate our revenues from installation, subscription and maintenance fees charged for our Internet filtering services, consulting fees, and through June 30, 2001, advertising fees.

     Internet filtering and consulting services revenues increased by 33% to $2.9 million for the quarter, compared to $2.2 million for the comparable period in the prior fiscal year. Due to our strategic move away from the advertising model, sales efforts during the second half of fiscal 2001 were largely focused on converting school customers from the advertising-based filtering model to our subscription fee-based filtering model. These conversions have resulted in a significant increase in our subscription contracts with education customers. In addition, our new software plug-in filtering solutions have added to our revenue base for fiscal 2002.

     During fiscal 2001, we terminated our advertising-based fee structure previously offered to schools and converted over 70% of those customers to a fee-paying subscription model. Accordingly, advertising revenue has been eliminated.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, system development and network operations, search engine services, collocation, bandwidth, and an allocation of corporate facilities costs. Internet filtering services and customer support costs decreased by 43% to $0.8 million for the quarter, compared to $1.5 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced level of staffing and personnel-related expenses. In addition, we renegotiated key vendor contracts to obtain more favorable terms. We anticipate that internet filtering services and customer support costs will remain materially consistent with first quarter levels through the remainder of the fiscal year.

Educational content and advertising costs

     Educational content and advertising costs previously consisted of product license fees and advertiser commissions. Educational content and advertising costs have been eliminated due to the conclusion of the advertising-based filtering model.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions, stock compensation expense, marketing brochures, trade shows, market research, corporate brand identification, public relations, advertising and travel. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses decreased by 56% to $1.8 million for the quarter, from $4.1 million for the comparable period in the prior fiscal year. The decrease is due in part to our reduced direct sales staffing and related expenses, as we have shifted a large portion of our sales efforts to an indirect sales channel in which we will leverage resellers to increase our customer base. In addition, deferred stock compensation expense related to the employment of two executives of N2H2 Pty Limited, our Australian sales office, has declined as a result of an accelerated method of amortization. Renegotiations of various marketing contracts and the elimination of sales and marketing expenditures related to the advertising-based filtering program have also contributed to the decrease in total sales and marketing expense. We expect that sales and marketing costs will increase in the upcoming quarters as we launch new products and expand our reseller channel.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees and an allocation of corporate facilities costs.

     General and administrative expenses decreased by 33% to $1.0 million for the quarter, from $1.5 million for the comparable period in the prior fiscal year. This decrease is primarily due to reductions in administrative staffing and related personnel costs. In addition, amortization of deferred stock compensation has declined due to the cancellation of certain stock options for employees who are no longer with the Company. Further, we have reduced our spending on professional services and other support functions in a continued effort to operate within a more disciplined cost structure. We anticipate that general and administrative expenses will remain materially consistent with first quarter levels through the remainder of the fiscal year.

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

     Research and development expenses decreased by 57% to $0.4 million for the quarter, from $1.0 million for the comparable period in the prior fiscal year. This decrease is primarily the result of our reduced level of staffing and our reduced usage of contractors and third party service providers in the development of our products, as we have focused our development efforts on our core filtering products. Research and development costs are expected to increase slightly in the upcoming quarters as we prepare to launch new products.

Depreciation and amortization

     Depreciation consists of depreciation on all fixed assets and leasehold improvements. Amortization previously consisted of amortization of technology licenses and acquired intangible assets. Depreciation and amortization expenses decreased by 58% to $0.5 million for the quarter, from $1.3 million for the comparable period in the prior fiscal year. In fiscal 2001, based upon changes in the Company’s service model, the Company wrote off remaining field servers, acquired intangible assets and technology licenses as their estimated fair values were less than their recorded amounts and therefore no depreciation or amortization associated with those assets was recorded in fiscal 2002.

Interest income and expense

     Interest income consists primarily of interest earned on our cash equivalents and held-to-maturity investments, if any. Interest expense consists of interest paid on our note payable. Net interest income has decreased by 82% to $43,000, from $243,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced cash and investment balance. Interest expense has been substantially eliminated due to the repayment of all of our outstanding bank debt during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $6.0 million (including restricted cash of $675,000) or 58% of total assets at December 31, 2001, compared to $6.7 (including restricted cash of $675,000) million or 52% of total assets at September 30, 2001. The decrease in cash and cash equivalents is primarily due to cash used to fund operations, combined with minor purchases of computer equipment and payments under capital lease and note payable obligations. Operating activities consumed $0.5 million for the period, compared to $4.4 million for the comparable period of the prior fiscal year. We had working capital of $0.4 million at December 31, 2001, compared to $1.2 million at September 30, 2001. The decline in working capital is primarily due to our operating loss for the period and our seasonally low billings during the quarter.

     Investing activities consumed net cash flows of $107,000 during the period, primarily as a result of additions to property and equipment. Additions to property and equipment totaled $116,000 during the period, compared to $711,000 during the comparable period of the prior fiscal year. The additions to property and equipment during the period primarily consisted of computer equipment purchased to provide additional backup and storage capacity for electronic data. We anticipate that only minimal purchases of equipment will be required to support our customers, internal operations and administrative infrastructure throughout the remainder of fiscal 2002.

     Financing activities consumed $72,000 during the period, due to payments under capital lease and note payable obligations. We also have a revolving line of credit facility with Comerica (formerly Imperial Bank), which allows for draws up to a maximum short-term borrowing of $2.5 million if specified conditions are met. Current commitments against the line of credit consist of an irrevocable standby letter of credit for our leased office space in the amount of $665,000, which expires on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The total of these commitments is in excess of our borrowing base as of December 31, 2001. As a result, the Company is unable to draw upon the credit facility at this time. To cover the over-advance against the line of credit, we established a $675,000, 30-day, automatically renewing certificate of deposit, which is pledged as collateral to Imperial Bank. The cash restriction will remain in effect until such time as our over-advance is cured.

     Operating expenses will continue to consume our cash resources. However, at recent rates of net cash consumption, our current cash and cash equivalent balance is anticipated to be sufficient to sustain our operations for the next twelve months. Assuming our new software plug-in filtering solutions are accepted by customers and that we are able to effectively leverage the reseller distribution channel to expand our customer base, we believe that our cash on hand, together with cash from operations, will be sufficient to meet our anticipated cash needs beyond the next 12 months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds on acceptable terms when needed, our business, financial position and results of operations would be seriously harmed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amounts of cash equivalents and capital lease obligations at December 31, 2001 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

PART II— OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     See discussion of Nasdaq proceedings in the Overview section of Management’s Discussion and Analysis.

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

     At September 30, 2001 the Company had remaining net proceeds from its initial public offering of $6.2 million. During the three-months ended December 31, 2001, the Company used $0.5 million to fund its operating loss, leaving remaining net proceeds of $5.7 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

Not Applicable.

b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N2H2, INC.

Dated: February 12, 2002	By:	/s/ Philip Welt

Philip Welt President and Chief Executive Officer (principal executive officer)

Dated: February 12, 2002	By:	/s/ J. Paul Quinn

J. Paul Quinn Vice President — Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)