Form 10-Q
period 2002-03-31
N2H2 INC
filed 2002-05-14
CIK 1077301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of May 7, 2002, the registrant had outstanding 22,089,327 shares of common stock, no par value.

N2H2, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

N2H2, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	March 31,	September 30,
	2002	2001

ASSETS:
Current assets:
Cash and cash equivalents	$3,585	$5,979
Restricted cash and cash equivalents	675	675
Accounts receivable, net of allowances	748	2,066
Prepaid expenses and other current assets	430	774

Total current assets	5,438	9,494
Property and equipment, net	2,137	3,136
Other assets	140	140

Total assets	$7,715	$12,770

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$294	$807
Accrued payroll & benefits	434	738
Other accrued liabilities	337	342
Deferred revenue	4,820	6,136
Note Payable	6	42
Current portion of capital lease obligations	120	203

Total current liabilities	6,011	8,268

Deferred revenue	952	1,296
Capital lease obligations, net of current portion	—	29

Total liabilities	6,963	9,593

Shareholders’ equity:
Preferred stock, no par value; 50,000 shares authorized
No shares issued and outstanding	—	—
Common stock, no par value; 250,000 shares authorized, 22,089 and 22,060 shares issued and outstanding, respectively	92,173	92,166
Notes receivable from shareholders, net of allowances	(55)	(48)
Deferred stock compensation	(910)	(2,030)
Accumulated other comprehensive loss	(103)	(127)
Accumulated deficit	(90,353)	(86,784)

Total shareholders’ equity	752	3,177

Total liabilities and shareholders’ equity	$7,715	$12,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,

	2002	2001	2002	2001

Revenues:
Internet filtering and consulting services	$2,672	$1,772	$5,565	$3,955
Advertising	—	118	—	420

Total Revenues	2,672	1,890	5,565	4,375
Operating expenses:
Internet filtering services and customer support	829	1,515	1,675	3,002
Educational content and advertising costs	—	56	—	669
Sales and marketing	1,861	3,673	3,660	7,731
General and administrative	883	1,644	1,868	3,114
Research and development	451	1,088	888	2,104
Depreciation and amortization	510	1,226	1,044	2,492

Total operating expenses	4,534	9,202	9,135	19,112

Loss from operations	(1,862)	(7,312)	(3,570)	(14,737)
Interest income, net	26	138	70	381
Loss on disposal of property and equipment	(68)	(15)	(69)	(171)
Impairment of investment	—	(3,000)	—	(3,000)

Loss before change in accounting policy	(1,904)	(10,189)	(3,569)	(17,527)
Cumulative effect of change in accounting policy	—	—	—	(3,554)

Net loss	$(1,904)	$(10,189)	$(3,569)	$(21,081)

Foreign currency translation gain (loss)	—	(104)	24	(88)

Comprehensive loss	$(1,904)	$(10,293)	$(3,545)	$(21,169)

Basic and diluted net loss per share:
Loss before change in accounting policy	$(0.09)	$(0.47)	$(0.16)	$(0.81)
Effect of change in accounting policy	—	—	—	(0.16)

Net loss per share	$(0.09)	$(0.47)	$(0.16)	$(0.97)

Basic and diluted weighted average shares outstanding	21,798	21,459	21,761	21,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	SIX MONTHS
	ENDED MARCH 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(3,569)	$(21,081)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,044	2,492
Amortization of deferred stock compensation	1,119	2,548
Change in accounting policy	(540)	2,018
Loss on disposal of property and equipment	69	171
Impairment of investment		3,000
Shareholder loans forgiven	—	73
Interest on shareholder loans	(7)	(47)
Changes in operating assets and liabilities:
Accounts receivable	1,318	1,073
Prepaid expenses and other current assets	344	634
Other assets	—	(14)
Accounts payable	(513)	(1,154)
Accrued liabilities	(309)	(127)
Deferred revenue	(1,120)	1,344

Net cash used by operating activities:	(2,164)	(9,070)

Cash flows from investing activities:
Maturities of investments	—	21,191
Purchases of investments	—	(13,100)
Additions to property and equipment	(125)	(1,106)
Proceeds from sale of property and equipment	12	18

Net cash (used in) provided by investing activities	(113)	7,003

Cash flows from financing activities:
Issuance of common stock	6	4
Exercise of stock options	1	53
Payments under capital lease obligations	(112)	(88)
Repayments of notes payable	(36)	(793)

Net cash used by financing activities	(141)	(824)

Effects of exchange rate changes	24	(88)

Net decrease in cash	(2,394)	(2,979)
Cash, beginning of period	5,979	7,993

Cash, end of period	$3,585	$5,014

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8	$116

Stock received for notes receivable from shareholders	$—	$645

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six-month periods ended March 31, 2002 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2001 as filed with the Securities and Exchange Commission on December 26, 2001.

     The Company has experienced significant net operating losses since inception. In fiscal 2001, the Company incurred operating losses of $28.7 million and used $12.3 million of cash in its operating activities. Management expects that operating losses will continue through fiscal 2002 as the Company continues to develop its product offerings and customer base. Management expects that negative cash flows will continue at least through the third quarter of fiscal 2002. If the Company fails to develop revenues from new products and expand its customer base, it will require additional debt or equity financing to continue its operations beyond twelve months from the date of this filing. Such financing may not be available on acceptable terms or at all.

     Effective March 21, 2002, the Company’s common stock began trading on the Over-The-Counter Bulletin Board under the symbol “NTWO”. On March 20, 2002, the Company received notification from the Nasdaq National Market that the Company’s common stock would be delisted from Nasdaq effective at opening of the market on March 21, 2002 for failure to meet Nasdaq listing requirements as set forth in Marketplace Rule 4450(a)(3). The delisting may have a material adverse affect on the liquidity of the shares held by the Company’s shareholders, and may restrict the Company’s ability to raise additional capital.

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

     Subscription revenues represent the fees associated with the right to use the Company’s software and/or hardware, and access to filtering updates. Subscription revenues are recognized over the life of the subscription contract. Subscription sales billed in advance of services provided are recorded as deferred revenue.

     Installation revenues represent fees associated with the customization and installation of the Company’s software on customer servers. Installation revenues are recognized over the expected life of the customer relationship in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

     Maintenance revenues represent fees associated with technical support services provided to customers. Maintenance revenues are recognized over the life of the maintenance contract. Maintenance contracts billed in advance of services provided are recorded as deferred revenue.

     Advertising revenue contracts based on the number of impressions displayed or click-throughs provided were recognized as services were rendered. All contracts with advertisers were concluded or cancelled during fiscal 2001.

Reclassifications

     Certain reclassifications of prior year balances have been made for consistent presentation with the current year. Such reclassifications had no effect on net loss, cash flows or shareholders’ equity as previously reported.

2. NET LOSS PER SHARE

     Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding, and excludes restricted shares of 170,596 and 379,104 at March 31, 2002 and March 31, 2001, respectively. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

     The components of basic and diluted loss per share were as follows:

	THREE MONTHS		SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,

	2002	2001	2002	2001

	(in thousands, except per share data)
Numerator:
Net loss	$(1,904)	$(10,189)	$(3,569)	$(21,081)
Denominator:
Basic and diluted weighted average common shares outstanding	21,798	21,459	21,761	21,714

Basic and diluted net loss per share	$(0.09)	$(0.47)	$(0.16)	$(0.97)

     Warrants for 539,280 shares and options for 3,015,406 shares have been excluded from the calculation of diluted loss per share at March 31, 2002 because they are anti-dilutive. Warrants for 539,280 shares and options for 4,068,767 shares have been excluded from the calculation of diluted loss per share at March 31, 2001 because they were anti-dilutive.

3. CHANGE IN ACCOUNTING POLICY

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective at the beginning of fiscal 2001, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining customer relationship periods. The amount of related deferred revenue which was recognized as revenue during the six-month periods ended March 31, 2002 and 2001 was $542,000 and $1,536,000, respectively. The remainder of the related deferred revenue will be recognized as revenue as follows: $222,000 over the remainder of fiscal 2002 and $229,000 in fiscal 2003.

4. RESTRICTED CASH AND CASH EQUIVALENTS

     The Company has $675,000 in restricted cash which is pledged as collateral for a letter of credit related to its leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Financial Accounting Standard 142 — Goodwill and Intangible Assets (FAS 142). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization.The standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

     Statements made in this filing that are not historical facts are forward-looking statements. Forward-looking statements include, but are not limited to, statements containing the words will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential, believes or continue, the negative of such terms or other comparable terminology. Actual results may differ materially from those projected in any forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties and are therefore not a guarantee of future performance. The potential risks and uncertainties which could cause actual results to differ materially include, but are not limited to, the competitive nature of the Internet filtering industry, changes in domestic or international market conditions, the success of our brand and systems development efforts, the absence of patent protection for our technology, the fact that others have patented various filtering technologies, and customer acceptance of our services, products and fee structures. Further information on the factors and risks that could affect our business, financial condition and results of operations are included in Part I, Item 1 to the Company’s Form 10-K for the year ended September 30, 2001, which has been filed with the Securities and Exchange Commission and is available at http://www.sec.gov.

OVERVIEW

     We are an Internet access management company, providing fast and scalable filtering solutions that conserve bandwidth, increase user productivity, and seek to limit potential legal liability of our customers. Our Internet filtering is designed to enable organizations (enterprises, Internet Service Providers (ISP’s), and schools) to control costs through customizable filtering levels that are designed to allow access to only the Web content most relevant to their specific environment.

     We have experienced significant net operating losses since our inception. In fiscal 2001, we incurred operating losses of $28.7 million and used $12.3 million of cash in our operating activities. We expect that operating losses will continue through fiscal 2002 as we continue to develop our product offerings and customer base. We expect that negative cash flows will continue at least through the third quarter of fiscal 2002. If we fail to develop revenues from new products and expand our customer base, we will require additional debt or equity financing to continue our operations beyond twelve months from the date of this filing. Such financing may not be available on acceptable terms or at all.

     Effective March 21, 2002, our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “NTWO”. On March 20, 2002, we received notification from the Nasdaq National Market that our common stock would be delisted from Nasdaq effective at opening of the market on March 21, 2002 for failure to meet Nasdaq listing requirements as set forth in Marketplace Rule 4450(a)(3). The delisting may have a material adverse affect on the liquidity of the shares held by our shareholders, and may restrict our ability to raise additional capital.

     Our significant accounting policies are described in Note 2 to the annual consolidated financial statements included in our Form 10-K for the year ended September 30, 2001. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.

     We derive our revenue from Internet filtering subscriptions, installation fees, and maintenance fees. We recognize revenue from our filtering solutions when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed and determinable, and collection is reasonably assured.

     Subscription revenues represent the fees associated with the right to use our software and/or hardware, and to access our filtering updates. Maintenance revenues represent fees associated with technical support services provided to customers. Subscription agreements and most maintenance services are evidenced by signed contracts, which are generally 12, 24 or 36 months in duration. Subscription and maintenance revenues are recognized on a straight-line basis over the life of the contract. Invoices billed in advance of services provided are recorded as deferred revenue. Upon expiration of the contract, customers who wish to renew must do so at our then current rates. Our revenue growth is significantly influenced by subscription renewals, and a decrease in renewals could negatively impact our revenues.

     Installation revenues represent one-time fees associated with the customization and installation of our software on customer servers. Installation services are billed upon completion and are recognized over the expected life of the customer relationship in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. We estimate the expected life of our customer relationships based on a number of factors, including customer type and customer history. Estimates of expected customer lives are assessed on an ongoing basis. A material change in the estimated customer life could significantly impact the rate at which we recognize these revenues.

Allowance for Doubtful Accounts.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance based on a number of factors, including historical collection and write-off experience, the overall credit-worthiness of our customer base, the aging of our accounts receivable and current market trends. If the financial condition of our customers were to deteriorate, additional allowances may be required.

Deferred Tax Assets.

     We have experienced significant net operating losses since inception. These losses have generated sizeable net operating loss carry-forwards potentially available to offset future taxable income. A full valuation allowance has been recorded against the deferred tax assets available to us for use in future periods to reduce these assets to the amount expected to be realized. However, if we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase our income in the period such determination was made.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2002

Revenues

     We generate our revenues from installation, subscription and maintenance fees charged for our Internet filtering services, consulting fees.

     Internet filtering and consulting services revenues increased by 51% to $2.7 million for the quarter, compared to $1.8 million for the comparable period in the prior fiscal year. Due to our strategic move away from the advertising model, sales efforts during the second half of fiscal 2001 were largely focused on converting school customers from the advertising-based filtering model to our subscription fee-based filtering model. These conversions have resulted in a significant increase in our subscription contracts with education customers. In addition, our new software plug-in filtering solutions have added to our revenue base for fiscal 2002. Further, we began to see additional revenue from corporate customers during the quarter due to our reseller recruitment efforts.

     During fiscal 2001, we terminated our advertising-based fee structure previously offered to schools and converted over 70% of those customers to a fee-paying subscription model. Accordingly, advertising revenue has been eliminated.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, system development and network operations, search engine services, collocation, bandwidth, and an allocation of corporate facilities costs. Internet filtering services and customer support costs decreased by 45% to $0.8 million for the quarter, compared to $1.5 million for the comparable quarter in the prior fiscal year. The decrease is primarily due to reduced level of staffing and personnel-related expenses. In addition, we renegotiated key vendor contracts to obtain more favorable terms. We anticipate that Internet filtering services and customer support costs will remain materially consistent through the remainder of the fiscal year.

Educational content and advertising costs

     Educational content and advertising costs previously consisted of product license fees and advertiser commissions. Educational content and advertising costs have been eliminated due to the conclusion of the advertising-based filtering model.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions, stock compensation expense, trade shows, market research, corporate brand identification, public relations, advertising and travel. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses decreased by 49% to $1.9 million for the quarter, from $3.7 million for the comparable period in the prior fiscal year. The decrease is due in part to our reduced direct sales staffing and related expenses, as we have shifted a large portion of our sales efforts to an indirect sales channel in which we will leverage resellers to increase our customer base. In addition, deferred stock compensation expense related to the employment of two executives of N2H2 Pty Limited, our Australian sales office, has continued to decline. With our focus channeled toward our core competencies of filtering, monitoring, and reporting solutions, we have eliminated sales and marketing expenditures related to non-core products. This has further contributed to the decrease in total sales and marketing expense. We expect sales and marketing costs to increase slightly in the upcoming quarters as we continue to build, train, and support our reseller channel and distribute our new Sentian FS and Bess FS filtering products.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees and an allocation of corporate facilities costs.

     General and administrative expenses decreased by 46% to $0.9 million for the quarter, from $1.6 million for the comparable period in the prior fiscal year. This decrease is primarily due to reductions in administrative staffing and related personnel costs. In addition, we have reduced our spending on professional services and other support functions in our continued effort to operate within a more disciplined cost structure. We anticipate that general and administrative expenses will remain materially consistent with second quarter levels through the remainder of the fiscal year.

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

     Research and development expenses decreased by 59% to $0.5 million for the quarter, from $1.1 million for the comparable period in the prior fiscal year. This decrease is primarily the result of our reduced level of staffing and our reduced usage of contractors and third party service providers in the development of our products. With our development efforts now focused on our core filtering, monitoring, and reporting solutions, we have eliminated research and development activities related to all non-core products. We anticipate that research and development costs will remain materially consistent with second quarter levels through the remainder of the fiscal year.

Depreciation and amortization

     Depreciation consists of depreciation on all fixed assets and leasehold improvements. Amortization previously consisted of amortization of technology licenses and acquired intangible assets. Depreciation and amortization expenses decreased by 58% to $0.5 million for the quarter, from $1.2 million for the comparable period in the prior fiscal year. In fiscal 2001, as a result of changes in the Company’s service model, we performed an impairment test as required by SFAS 121 and recorded a full write-down of remaining field servers, acquired intangible assets, and technology licenses. Accordingly, no depreciation or amortization associated with those assets was recorded in fiscal 2002.

Interest income and expense

     Interest income consists primarily of interest earned on our cash equivalents. Interest expense consists of interest paid on our note payable and capital leases. Net interest income has decreased by 81% to $26,000, from $138,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced cash and investment balance. Interest expense has been substantially eliminated due to the repayment of all of our outstanding bank debt during fiscal 2001.

RESULTS OF OPERATIONS — SIX MONTHS ENDED MARCH 31, 2002

Revenues

     Internet filtering and consulting services revenues increased by 41% to $5.6 million for the six-month period, compared to $4.0 million for the comparable period in the prior fiscal year. Due to our strategic move away from the advertising model, sales efforts during the second half of fiscal 2001 were largely focused on converting school customers from the advertising-based filtering model to our subscription fee-based filtering model. These conversions have resulted in a significant increase in our subscription contracts with education customers. In addition, our new software plug-in filtering solutions have added to our revenue base for fiscal 2002. Further, we began to see additional revenue from corporate customers during the period due to our reseller recruitment efforts.

     During fiscal 2001, we terminated our advertising-based fee structure previously offered to schools and converted over 70% of those customers to a fee-paying subscription model. Accordingly, advertising revenue has been eliminated.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs decreased by 44% to $1.7 million for the six-month period, compared to $3.0 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced level of staffing and personnel-related expenses. In addition, we renegotiated key vendor contracts to obtain more favorable terms. We anticipate that Internet filtering services and customer support costs will remain materially consistent through the remainder of the fiscal year.

Educational content and advertising costs

     Educational content and advertising costs previously consisted of product license fees and advertiser commissions. Educational content and advertising costs have been eliminated due to the conclusion of the advertising-based filtering model.

Sales and marketing

     Sales and marketing expenses decreased by 53% to $3.7 million for the six-month period, from $7.7 million for the comparable period in the prior fiscal year. The decrease is due in part to our reduced direct sales staffing and related expenses, as we have shifted a large portion of our sales efforts to an indirect sales channel in which we will leverage resellers to increase our customer base. In addition, deferred stock compensation expense related to the employment of two executives of N2H2 Pty Limited, our Australian sales office, has continued to decline. With our focus channeled toward our core competencies of filtering, monitoring, and reporting solutions, we have eliminated sales and marketing expenditures related to non-core products. This has further contributed to the decrease in total sales and marketing expense. We expect sales and marketing costs to increase slightly in the upcoming quarters as we continue to build, train, and support our reseller channel and distribute our new Sentian FS and Bess FS filtering products.

General and administrative

     General and administrative expenses decreased by 40% to $1.9 million for the six-month period, from $3.1 million for the comparable period in the prior fiscal year. This decrease is primarily due to reductions in administrative staffing and related personnel costs. In addition, we have reduced our spending on professional services and other support functions in our continued effort to operate within a more disciplined cost structure. We anticipate that general and administrative expenses will remain materially consistent through the remainder of the fiscal year.

Research and development

     Research and development expenses decreased by 58% to $0.9 million for the six-month period, from $2.1 million for the comparable period in the prior fiscal year. This decrease is primarily the result of our reduced level of staffing and our reduced usage of contractors and third party service providers in the development of our products. With our development efforts now focused on our core filtering, monitoring, and reporting solutions, we have eliminated research and development activities related to all non-core products. We anticipate that research and development costs will remain materially consistent through the remainder of the fiscal year.

Depreciation and amortization

     Depreciation and amortization expenses decreased by 58% to $1.0 million for the quarter, from $2.5 million for the comparable period in the prior fiscal year. In fiscal 2001, as a result of changes in the Company’s service model, we performed an impairment test as required by SFAS 121 and recorded a full write-down of remaining field servers, acquired intangible assets, and technology licenses. Accordingly, no depreciation or amortization associated with those assets was recorded in fiscal 2002.

Interest income and expense

     Net interest income has decreased by 82% to $70,000 for the six-month period, from $381,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced cash and investment balance. Interest expense has been substantially eliminated due to the repayment of all of our outstanding bank debt during fiscal 2001.

Write-down of investment

     During fiscal 2001, we recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented our entire investment in the common stock of that company. The impairment was recorded based on currently available financial information of the investee company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $4.3 million (including restricted cash of $675,000) or 55% of total assets at March 31, 2002, compared to $6.7 million (including restricted cash of $675,000) or 52% of total assets at September 30, 2001. The decrease in cash and cash equivalents is primarily due to cash used to fund operations, combined with minor purchases of computer equipment and payments under capital lease and note payable obligations. Operating activities consumed $2.2 million for the six-month period, compared to $9.1 million for the comparable period of the prior fiscal year.

     Investing activities consumed $113,000 during the six-month period, primarily as a result of additions to property and equipment. Additions to property and equipment totaled $125,000 during the period, compared to $1,106,000 during the comparable period of the prior fiscal year. The additions to property and equipment during the period primarily consisted of computer equipment purchased to provide additional backup and storage capacity for electronic data. We anticipate that only minimal purchases of equipment will be required to support our customers, internal operations and administrative infrastructure throughout the remainder of fiscal 2002.

     Financing activities consumed $141,000 during the period, due to payments under capital lease and note payable obligations. In addition, $675,000 of our total cash balance is restricted and pledged as collateral for a letter of credit related to our leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments.

     Operating expenses will continue to consume our cash resources. At recent rates of cash consumption, our current cash and investment balance is insufficient to sustain our operations beyond ten months from the end of the second quarter. However, with current renewal rates, combined with the recent launch of key new products and the progress we’ve made in developing our reseller distribution channel, we anticipate that cash on hand, together with cash generated from operations, will be sufficient to meet our cash needs for the next twelve months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds on acceptable terms when needed, our business, financial position and results of operations would be seriously harmed.

     Following is a summary of our significant unconditional contractual obligations and commercial commitments:

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations:
Operating Lease	$4,299,000	$1,209,000	$3,090,000	—	—
Capital Leases	$125,000	$125,000	—	—	—
Commercial Commitments:
Letter of Credit	$665,000	—	$665,000	—	—

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amounts of cash equivalents and capital lease obligations at March 31, 2002 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not Applicable.

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

     At September 30, 2001 the Company had remaining net proceeds from its initial public offering of $6.2 million. During the six-months ended March 31, 2002, the Company used $2.2 million to fund its operating loss, leaving remaining net proceeds of $4.0 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Shareholders Meeting on March 14, 2002 at which time the shareholders voted on the following proposals:

(1)	To elect two Class II directors for a three-year term:

	Number of Shares

Name of Candidate	For	Withheld

Mark A. Segale	17,307,204	157,706
Howard Philip Welt	17,312,539	152,371

     The aforesaid nominees have been elected as Directors for the term set forth above.

(2)	To approve an amendment to the Company’s 1999 Non-employee Director Stock Option Plan:

For	11,233,698
Against	292,756

     The foregoing proposal was approved.

(3)	To approve an amendment to the Company’s Employee Stock Purchase Plan:

For	11,390,236
Against	204,020

     The foregoing proposal was approved.

(4)	To ratify the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants:

For	17,363,654
Against	74,691

     The foregoing proposal was approved.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

10.1	Severance Agreement and Release dated April 17, 2002 between Elizabeth Hall, Vice President — U.S. Sales, and the registrant

b)	Reports on Form 8-K.

The Company filed a Form 8-K on March 25, 2002 regarding the delisting of N2H2’s securities from the Nasdaq National Market.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N2H2, INC.

Dated: May 13, 2002	By:	/s/ Philip Welt

Philip Welt President and Chief Executive Officer (principal executive officer)

Dated: May 13, 2002	By:	/s/ J. Paul Quinn

J. Paul Quinn Vice President — Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1	Severance Agreement and Release dated April 17, 2002 between Elizabeth Hall, Vice President — U.S. Sales, and the registrant