Form 10-Q
period 2002-06-30
N2H2 INC
filed 2002-08-14
CIK 1077301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

     As of August 12, 2002, the registrant had outstanding 22,089,627 shares of common stock, no par value.

N2H2, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

N2H2, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	June 30,	September 30,
	2002	2001

ASSETS:
Current assets:
Cash and cash equivalents	$2,100	$5,979
Restricted cash and cash equivalents	675	675
Accounts receivable, net of allowances	1,296	2,066
Prepaid expenses and other current assets	242	774

Total current assets	4,313	9,494
Property and equipment, net	1,652	3,136
Other assets	140	140

Total assets	$6,105	$12,770

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$173	$807
Accrued payroll & benefits	423	738
Other accrued liabilities	356	342
Deferred revenue	4,475	6,136
Note payable	—	42
Current portion of capital lease obligations	62	203

Total current liabilities	5,489	8,268

Deferred revenue	881	1,296
Capital lease obligations, net of current portion	—	29

Total liabilities	6,370	9,593

Shareholders’ equity:
Preferred stock, no par value; 50,000 shares authorized
No shares issued and outstanding	—	—
Common stock, no par value; 250,000 shares authorized, 22,090 and 22,060 shares issued and outstanding, respectively	92,173	92,166
Notes receivable from shareholders, net of allowances	(42)	(48)
Deferred stock compensation	(663)	(2,030)
Accumulated other comprehensive loss	(102)	(127)
Accumulated deficit	(91,631)	(86,784)

Total shareholders’ equity	(265)	3,177

Total liabilities and shareholders’ equity	$6,105	$12,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Internet filtering and consulting services	$2,991	$1,926	$8,556	$5,881
Advertising	—	89	—	509

Total Revenues	2,991	2,015	8,556	6,390
Operating expenses:
Internet filtering services and customer support	852	1,179	2,528	4,181
Educational content and advertising costs	—	34	—	703
Sales and marketing	1,606	2,408	5,266	10,139
General and administrative	851	1,434	2,719	4,547
Research and development	487	1,281	1,375	3,386
Depreciation and amortization	472	1,245	1,515	3,737
Impairment of acquired intangible assets	—	1,396	—	1,396
Impairment of technology licenses	—	513	—	513

Total operating expenses	4,268	9,490	13,403	28,602

Loss from operations	(1,277)	(7,475)	(4,847)	(22,212)
Interest income, net	27	64	97	445
Loss on disposal of property and equipment	(28)	(122)	(97)	(293)
Impairment of investment	—	—	—	(3,000)

Loss before change in accounting policy	(1,278)	(7,533)	(4,847)	(25,060)
Cumulative effect of change in accounting policy	—	—	—	(3,554)

Net loss	$(1,278)	$(7,533)	$(4,847)	$(28,614)

Foreign currency translation gain (loss)	1	10	25	(78)

Comprehensive loss	$(1,277)	$(7,523)	$(4,822)	$(28,692)

Basic and diluted net loss per share:
Loss before change in accounting policy	$(0.06)	$(0.35)	$(0.22)	$(1.16)
Effect of change in accounting policy	—	—	—	(0.16)

Net loss per share	$(0.06)	$(0.35)	$(0.22)	$(1.32)

Basic and diluted weighted average shares outstanding	21,919	21,683	21,814	21,704

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	NINE MONTHS
	ENDED JUNE 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(4,847)	$(28,614)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,515	3,737
Amortization of deferred stock compensation	1,367	3,077
Change in accounting policy	(657)	1,463
Loss on disposal of property and equipment	97	293
Impairment of investment	—	3,000
Impairment of acquired intangible assets	—	1,396
Impairment of technology licenses	—	513
Shareholder loans forgiven	—	447
Interest on shareholder loans	(16)	(63)
Changes in operating assets and liabilities:
Accounts receivable	770	1,532
Prepaid expenses and other current assets	532	863
Other assets	—	(18)
Accounts payable	(634)	(1,810)
Accrued liabilities	(301)	(79)
Deferred revenue	(1,419)	1,503

Net cash used by operating activities:	(3,593)	(12,760)

Cash flows from investing activities:
Maturities of investments	—	27,892
Purchases of investments	—	(13,100)
Additions to property and equipment	(141)	(1,389)
Proceeds from sale of property and equipment	13	32
Notes receivable from shareholders	22	—

Net cash (used in) provided by investing activities	(106)	13,435

Cash flows from financing activities:
Issuance of common stock	6	4
Exercise of stock options	1	62
Payments under capital lease obligations	(170)	(142)
Repayments of notes payable	(42)	(4,722)
Cash restricted to secure line of credit	—	(675)

Net cash used by financing activities	(205)	(5,473)

Effects of exchange rate changes	25	(78)

Net decrease in cash	(3,879)	(4,876)
Cash, beginning of period	5,979	7,993

Cash, end of period	$2,100	$3,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10	$306

Stock received for notes receivable from shareholders	$—	$645

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, as well as the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2001 as filed with the Securities and Exchange Commission on December 26, 2001.

     We have experienced significant net operating losses since our inception. In fiscal 2001, we incurred operating losses of $28.7 million and used $12.3 million of cash in our operating activities. For the nine-months ended June 30, 2002, we incurred operating losses of $4.8 million and used $3.6 million of cash in our operating activities. We expect that operating losses will continue at least through the first quarter of fiscal 2003 as we continue to develop our product offerings and customer base. If we fail to develop revenues from new products and expand our customer base, we will require additional debt or equity financing to continue our operations beyond twelve months from the date of this filing. Such financing may not be available on acceptable terms or at all.

     On March 20, 2002, we received notification from the Nasdaq National Market that N2H2 had failed to meet Nasdaq listing requirements as set forth in Marketplace Rule 4450(a)(3). Our common stock was delisted from Nasdaq after the close of trading on March 20, 2002. Effective with the opening of business on March 21, 2002, our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “NTWO”. As a result of the delisting, it may be more difficult to achieve liquidity of shares of our common stock, and the delisting may also impair our ability to raise additional capital.

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

2. NET LOSS PER SHARE

     Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding, and excludes restricted shares of 170,596 and 341,192 at June 30, 2002 and June 30, 2001, respectively. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share are the same.

     The components of basic and diluted loss per share were as follows:

	THREE MONTHS		NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2002	2001	2002	2001

	(in thousands, except per share data)
Numerator:
Net loss	$(1,278)	$(7,533)	$(4,847)	$(28,614)
Denominator:
Basic and diluted weighted average common shares outstanding	21,919	21,683	21,814	21,704

Basic and diluted net loss per share	$(0.06)	$(0.35)	$(0.22)	$(1.32)

     Warrants for 539,280 shares and options for 4,007,836 shares have been excluded from the calculation of diluted loss per share at June 30, 2002 because they are anti-dilutive. Warrants for 539,280 shares and options for 4,088,563 shares have been excluded from the calculation of diluted loss per share at June 30, 2001 because they were anti-dilutive.

3. CHANGE IN ACCOUNTING POLICY

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective at the beginning of fiscal 2001, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship periods. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining customer relationship periods. The amount of related deferred revenue which was recognized as revenue during the nine-month periods ended June 30, 2002 and 2001 was $657,000 and $2,091,000, respectively. The remainder of the related deferred revenue will be recognized as revenue as follows: $106,000 over the remainder of fiscal 2002 and $229,000 in fiscal 2003.

4. RESTRICTED CASH AND CASH EQUIVALENTS

     The Company has $675,000 in restricted cash, which is pledged as collateral for a letter of credit related to its leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	statements about our future capital requirements, our future cash flows and the sufficiency of our existing cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

     Words such as “believes,” “anticipates” and “intends” may identify forward-looking statements, but the absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in this report. Other factors besides those described in this report could also affect actual results. You should carefully consider the factors described in the section entitled “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price” in evaluating our forward-looking statements.

     You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission, or SEC.

OVERVIEW

     N2H2 is an international Internet content filtering company. Our filtering solutions help customers control, manage and understand their Internet use by filtering Web content, monitoring Internet access and delivering concise reports on user activity.

     These safeguards enable organizations of any size to mitigate potential legal liability, increase user productivity and optimize network bandwidth.

     Our Bess® and Sentian™ filtering solutions are powered by our premium-quality filtering database — a list recognized by independent and respected third-parties as the most effective in the industry. N2H2 is based in Seattle, Washington and serves millions of users worldwide. Our software solutions are Cisco Verified, Microsoft Gold Certified and Check Point OPSEC compliant and are available for major platforms and devices.

     We have experienced significant net operating losses since our inception. In fiscal 2001, we incurred operating losses of $28.7 million and used $12.3 million of cash in our operating activities. For the nine-months ended June 30, 2002, we incurred operating losses of $4.8 million and used $3.6 million of cash in our operating activities. We expect that operating losses will continue at least through the first quarter of fiscal 2003 as we continue to develop our product offerings and customer base. If we fail to develop revenues from new products and expand our customer base, we will require additional debt or equity financing to continue our operations beyond twelve months from the date of this filing. Such financing may not be available on acceptable terms or at all.

     On March 20, 2002, we received notification from the Nasdaq National Market that N2H2 had failed to meet Nasdaq listing requirements as set forth in Marketplace Rule 4450(a)(3). Our common stock was delisted from Nasdaq after the close of trading on March 20, 2002. Effective with the opening of business on March 21, 2002, our common stock began trading on the Over-The-Counter Bulletin Board under the symbol “NTWO”. As a result of the delisting, it may be more difficult to achieve liquidity of shares of our common stock, and the delisting may also impair our ability to raise additional capital.

     On July 25, 2002, Benjamin Edelman filed suit against us in the U.S. District Court for the District of Massachusetts. Mr. Edelman is purportedly a computer researcher who seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our “Bess” and “Sentian” Internet content filtering products. If Mr. Edelman downloads our filtering software to conduct his analysis, he will be required to enter into our standard license agreement. The license agreement prohibits users from copying or decrypting our software and from using or disclosing confidential information that belongs to us and cannot be obtained through normal use of the software. Mr. Edelman’s proposed activities would violate these provisions of the license agreement or applicable law, or both. He seeks a declaratory judgment that he cannot be held liable for breach of certain provisions of the license agreement as a result of his proposed activities. In addition, Mr. Edelman seeks a declaration that he will not be prosecuted for violations of the Copyright Act of 1976, the Digital Millennium Copyright Act, or laws protecting trade secrets if he conducts his proposed analysis. Finally, Mr. Edelman seeks to enjoin us from initiating litigation against him on the basis of his proposed activities. We intend to defend the validity of our license agreement and to enforce the provisions of this agreement to protect our proprietary rights. We also intend to assert all of our legal rights against Mr. Edelman if he engages in future activity that violates the agreement or our proprietary rights. To the extent that this matter is resolved in Mr. Edelman’s favor, however, it could have a material adverse affect on our business, future results of operations, financial position and cash flows. Even if Mr. Edelman’s claims are not successful, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

     Our significant accounting policies are described in Note 2 to the annual consolidated financial statements included in our Form 10-K for the year ended September 30, 2001. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.

     We derive our revenue primarily from sales of Internet filtering subscriptions. A smaller portion of our revenue also comes from installation and maintenance fees. We recognize revenue from our filtering solutions when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed and determinable, and collection is reasonably assured.

     Subscription revenues represent the fees associated with the right to use our software and/or hardware, and to access our filtering updates. Maintenance revenues represent fees associated with technical support services provided to customers. Subscription agreements and most maintenance services are evidenced by signed contracts, which are generally 12, 24 or 36 months in duration. Subscription and maintenance revenues are recognized on a straight-line basis over the life of the contract. Contracts billed in advance of services provided are recorded as deferred revenue. Upon expiration of the contract, customers who wish to renew must do so at our then current rates. Our revenue growth is significantly influenced by subscription renewals, and a decrease in renewals could negatively impact our revenue.

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

Allowance for Doubtful Accounts.

     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We estimate the allowance based on a number of factors, including historical collection and write-off experience, the overall credit-worthiness of our customer base, the aging of our accounts receivable and current market trends. If the financial condition of our customers deteriorates, additional allowances may be required.

Deferred Tax Assets.

     We have experienced significant net operating losses since inception. These losses have generated sizeable net operating loss carry-forwards potentially available to offset future taxable income. A full valuation allowance has been recorded against the deferred tax assets available to us for use in future periods to reduce these assets to the amount expected to be realized. However, if we determined that we could realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase our income in the period such determination was made.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2002

Revenues

     We generate our revenues primarily from subscriptions to our filtering, Internet management, and content delivery services. A smaller portion of our revenue also comes from installation fees, maintenance fees, and historically, advertising.

     Internet filtering and consulting services revenues increased by 55% to $3.0 million for the quarter, compared to $1.9 million for the comparable quarter in the prior fiscal year. This increase is due to our continued growth in the education market, combined with additional sales to corporate customers made by our growing network of resellers. In addition, our new software plug-in filtering solutions have added to our revenue base for fiscal 2002, with software subscriptions accounting for 60% of sales during the quarter. The increase in revenue was partially offset by a decline in revenue recognized under SAB 101. The amount of SAB 101 revenue recognized during the quarter was $116,000, down from $556,000 in the same quarter of the prior year.

     During fiscal 2001, we terminated our advertising-based fee structure previously offered to schools and converted over 70% of those customers to a fee-paying subscription model. Accordingly, advertising has been eliminated as a source of revenue.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, system development and network operations, search engine services, collocation, bandwidth, and an allocation of corporate facilities costs.

     Internet filtering services and customer support costs decreased by 28% to $0.9 million for the quarter, compared to $1.2 million for the comparable quarter in the prior fiscal year. The decrease is primarily due to reductions in our staff and related personnel expenses that took place in fiscal 2001. In addition, we renegotiated key vendor contracts to obtain more favorable terms. We anticipate that Internet filtering services and customer support costs will remain materially consistent through the remainder of the fiscal year.

Educational content and advertising costs

     Educational content and advertising costs previously consisted of product license fees and advertiser commissions. Educational content and advertising costs have been eliminated due to the termination of our advertising-based filtering model.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions, stock compensation expense, public relations, trade shows, advertising, corporate brand identification, and lead generation. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses decreased by 33% to $1.6 million for the quarter, from $2.4 million for the comparable quarter in the prior fiscal year. The decrease is due in part to our reduced direct sales staff and related expenses, as we continue to shift a large portion of our sales efforts to an indirect sales channel in which we attempt to leverage resellers to increase our customer base. In addition, deferred stock compensation expense related to the employment of two executives of N2H2 Pty Limited, our Australian sales office, has continued to decline. With our focus channeled toward our core competencies of filtering, monitoring, and reporting solutions, we have eliminated sales and marketing expenditures related to non-core products. This has further contributed to the decrease in total sales and marketing expense. We expect sales and marketing costs to increase slightly in the next quarter as we continue to build, train, and support our reseller channel and distribute our new Sentian FS and Bess FS filtering products.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, insurance costs, and an allocation of corporate facilities costs.

     General and administrative expenses decreased by 41% to $0.9 million for the quarter, from $1.4 million for the comparable quarter in the prior fiscal year. This decrease is primarily due to reductions in our administrative staff and related personnel costs that took place in fiscal 2001. In addition, we have reduced our spending on professional services and other support functions in our continued effort to operate within a more disciplined cost structure. We expect general and administrative expenses to remain materially consistent with third quarter levels through the remainder of the fiscal year.

Research and development

     Research and development costs consist primarily of salaries and benefits for software developers, consulting fees and an allocation of corporate facilities costs. Research and development activities consist primarily of developing new filtering products and enhancing existing products. Product costs related to internal research and development have been expensed as incurred.

     Research and development expenses decreased by 62% to $0.5 million for the quarter, from $1.3 million for the comparable period in the prior fiscal year. This decrease is primarily the result of reductions in our staff that took place in fiscal 2001, and our reduced usage of contractors and third party service providers in the development of our products. With our development efforts now focused on our core filtering, monitoring, and reporting solutions, we have eliminated research and development activities related to all non-core products. We expect research and development costs to remain materially consistent with third quarter levels through the remainder of the fiscal year.

Depreciation and amortization

     Depreciation consists of depreciation on all fixed assets and leasehold improvements. Amortization previously consisted of amortization of technology licenses and acquired intangible assets. Depreciation and amortization expenses decreased by 62% to $0.5 million for the quarter, from $1.2 million for the comparable period in the prior fiscal year. In fiscal 2001, as a result of changes in the Company’s service model, we performed an impairment test as required by SFAS 121 and recorded a full write-down of remaining field servers, acquired intangible assets, and technology licenses. Accordingly, no depreciation or amortization associated with those assets was recorded in fiscal 2002.

Interest income and expense

     Interest income consists primarily of interest earned on our cash equivalents. Interest expense consists of interest paid on our capital leases. Net interest income has decreased by 58% to $27,000, from $64,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced cash and investment balance. Interest expense has been substantially eliminated due to the repayment of all of our outstanding bank debt during fiscal 2001.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 30, 2002

Revenues

     Internet filtering and consulting services revenues increased by 45% to $8.6 million for the nine-month period, compared to $5.9 million for the comparable period in the prior fiscal year. Conversions from our advertising-based filtering model to our subscription fee-based model during the second half of fiscal 2001, combined with additional new sales to the education market during the period, have significantly increased our base of paying education customers. Sales to corporate customers made by our growing network of resellers have also contributed to our increased revenue. In addition, sales of our new software plug-in solutions have added to our revenue for fiscal 2002. The increase in revenue was partially offset by a decline in revenue recognized under SAB 101. The amount of SAB 101 revenue recognized during the nine-month period was $657,000, down from $2,091,000 in the same period of the prior year.

     During fiscal 2001, we terminated our advertising-based fee structure previously offered to schools and converted over 70% of those customers to a fee-paying subscription model. Accordingly, advertising has been eliminated as a source of revenue.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs decreased by 39% to $2.5 million for the nine-month period, compared to $4.2 million for the comparable period in the prior fiscal year. The decrease is primarily due reductions in our staff and related personnel expenses that took place in fiscal 2001. In addition, we renegotiated key vendor contracts to obtain more favorable terms. We expect Internet filtering services and customer support costs to remain materially consistent through the remainder of the fiscal year.

Educational content and advertising costs

     Educational content and advertising costs previously consisted of product license fees and advertiser commissions. Educational content and advertising costs have been eliminated due to the termination of our advertising-based filtering model.

Sales and marketing

     Sales and marketing expenses decreased by 48% to $5.3 million for the nine-month period, from $10.1 million for the comparable period in the prior fiscal year. The decrease is due in part to our reduced direct sales staff and related expenses, as we continue to shift a large portion of our sales efforts to an indirect sales channel in which we attempt to leverage resellers to increase our customer base. In addition, deferred stock compensation expense related to the employment of two executives of N2H2 Pty Limited, our Australian sales office, has continued to decline. With our focus channeled toward our core competencies of filtering, monitoring, and reporting solutions, we have eliminated sales and marketing expenditures related to non-core products. This has further contributed to the decrease in total sales and marketing expense. We expect sales and marketing costs to increase slightly in the next quarter as we continue to build, train, and support our reseller channel and distribute our new Sentian FS and Bess FS filtering products.

General and administrative

     General and administrative expenses decreased by 40% to $2.7 million for the nine-month period, from $4.5 million for the comparable period in the prior fiscal year. This decrease is primarily due to reductions in our administrative staff and related personnel costs that took place in fiscal 2001. In addition, we have reduced our spending on professional services and other support functions in our continued effort to operate within a more disciplined cost structure. We expect general and administrative expenses to remain materially consistent through the remainder of the fiscal year.

Research and development

     Research and development expenses decreased by 59% to $1.4 million for the nine-month period, from $3.4 million for the comparable period in the prior fiscal year. This decrease is primarily the result of reductions in our staff that took place in fiscal 2001, and our reduced usage of contractors and third party service providers in the development of our products. With our development efforts now focused on our core filtering, monitoring, and reporting solutions, we have eliminated research and development activities related to all non-core products. We expect research and development costs to remain materially consistent through the remainder of the fiscal year.

Depreciation and amortization

     Depreciation and amortization expenses decreased by 59% to $1.5 million for the nine-month period, from $3.7 million for the comparable period in the prior fiscal year. In fiscal 2001, as a result of changes in the Company’s service model, we performed an impairment test as required by SFAS 121 and recorded a full write-down of remaining field servers, acquired intangible assets, and technology licenses. Accordingly, no depreciation or amortization associated with those assets was recorded in fiscal 2002.

Interest income and expense

     Net interest income has decreased by 78% to $97,000 for the nine-month period, from $445,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced cash and investment balance. Interest expense has been substantially eliminated due to the repayment of all of our outstanding bank debt during fiscal 2001.

Impairment of acquired intangible assets

     During fiscal 2001, we recorded a $1.4 million write-down on the carrying value of intangible assets acquired as part of the fiscal 2000 acquisition of N2H2 Pty Limited (formerly Iseek Pty Limited). These assets were assessed for impairment due to operating results and forecasts from N2H2 Pty Limited being less than expected. The impairment charges were calculated as the excess of the fair value, as calculated by the present value of future cash flows from N2H2 Pty Limited, over the carrying value of the intangible assets.

Impairment of technology licenses

     During fiscal 2001, we recorded a $0.5 million write-down on software license agreements. At the time of signing these license agreements, we intended to use this third-party software in the development of our products. We recorded the write-down upon determining that the software would not be used as part of our current or future product offerings. The impairment charge represented the total net carrying value of the intangible assets.

Impairment of investment

     During fiscal 2001, we recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented our entire investment in the common stock of that company. The impairment was recorded based on currently available financial information of the investee company.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $2.8 million (including restricted cash of $675,000) or 45% of total assets at June 30, 2002, compared to $6.7 million (including restricted cash of $675,000) or 52% of total assets at September 30, 2001. The decrease in cash and cash equivalents is primarily due to cash used to fund operations, combined with minor purchases of computer equipment and payments under capital lease and note payable obligations. Operating activities consumed $3.6 million for the nine-month period ended June 30, 2002, compared to $12.8 million for the comparable period of the prior fiscal year.

     Investing activities consumed $106,000 during the nine-month period, primarily as a result of additions to property and equipment. Additions to property and equipment totaled $141,000 during the period, compared to $1,389,000 during the comparable period of the prior fiscal year. The additions to property and equipment during the period primarily consisted of computer equipment purchased to provide additional backup and storage capacity for electronic data. We anticipate that only minimal purchases of equipment will be required to support our customers, internal operations and administrative infrastructure throughout the remainder of fiscal 2002.

     Financing activities consumed $205,000 during the period, due to payments under capital lease and note payable obligations. In addition, $675,000 of our total cash balance is restricted and pledged as collateral for a letter of credit related to our leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments.

     At recent rates of cash consumption, our current cash balance is insufficient to sustain our operations beyond six months from the end of the third quarter. However, as a result of our campaign to convert school customers from an advertising-based filtering model to our subscription fee-based model in the second half of fiscal 2001, we anticipate that a disproportionately large number of our subscription renewals will take place in the fourth fiscal quarter. Given this trend, we expect to generate more cash than we spend in the next quarter. With the anticipated level of fourth quarter renewals, combined with the success of our new software solutions and the progress we’ve made in developing our reseller distribution channel, we anticipate that cash on hand, together with cash generated from operations, will be sufficient to meet our cash needs for the next twelve months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to sell additional equity or debt securities or to obtain an additional credit facility. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that we will achieve our cash objectives for the fourth quarter, or that financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise additional funds on acceptable terms when needed, our business, financial position and results of operations would be seriously harmed.

     Following is a summary of our significant unconditional contractual obligations and commercial commitments:

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations:
Operating Lease	$4,000,000	$1,219,000	$2,781,000	—	—
Capital Leases	$64,000	$64,000	—	—	—
Commercial Commitments:
Letter of Credit	$665,000	—	$665,000	—	—

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

We may need additional capital and may be unable to raise it on acceptable terms.

     We may need to raise additional capital to grow our business and, if we are unable to achieve profitability in the near term, to continue operations. Additional financing may not be available to us on favorable terms, if at all. The recent delisting of our common stock from the Nasdaq National Market, and commencement of trading on the OTC-BB may also make it even more difficult for us to obtain financing. Further, if we issue additional equity securities, shareholders may experience significant dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. This could seriously harm our business. In addition, if we cannot raise funds on acceptable terms and do not achieve profitability, we may be forced to reduce or cease operations.

We have a history of losses and our future operating results are uncertain.

     We have incurred net losses in each quarter since we incorporated in 1995. We incurred net losses of $881,000 for 1997, $2.6 million for 1998, $7.7 million for 1999, $39.3 million for 2000, and $35.5 million for 2001. We anticipate that we will incur a net loss in fiscal 2002. Operating expenses will continue to consume a significant amount of our cash resources, although at a reduced level.

     We will need to significantly increase our revenues in order to achieve profitability. Although our revenues have grown in recent quarters, we may not be able to continue this growth or achieve or maintain profitability. We may also fail to accurately estimate and assess increased operating expense requirements as we grow. If we fail to achieve and maintain profitability, our future capital raising efforts would be impaired and we may be unable to raise the capital necessary to continue operations.

Our common stock is traded on the Over-the-Counter Bulletin board and, as a result, it may be less liquid and subject to greater price fluctuations.

     On March 20, 2002, we received notification from the Nasdaq National Market that N2H2 had failed to meet Nasdaq listing requirements as set forth in Marketplace Rule 4450(a)(3). Our common stock was delisted from Nasdaq effective after the close of trading on March 20, 2002. Effective with the opening of business on March 21, 2002, our common stock began trading on the Over-The-Counter Bulletin Board, or OTC-BB, under the symbol “NTWO”. The OTC-BB is not an exchange, and trading in stocks on the OTC-BB is often more sporadic and lower in volume than that in shares on the national exchanges. We cannot guarantee that our shares will ever be listed on the Nasdaq National Market, or any other national stock exchange, in the future. As a result, it may be more difficult to dispose of or to obtain adequate quotations as to the price of our common stock.

You may be unable to resell your shares at or above the price at which you purchased them, and our stock price may be volatile.

     Stocks trading on the OTC-BB are often subject to price fluctuations that are unrelated, or disproportional, to the operating performance of the companies. The price of our common stock has historically been volatile, even before it was delisted from Nasdaq, since our initial public offering in August 1999. Our common stock reached a high of $33.13 per share on December 14, 1999 and traded as low as $0.12 per share on March 21, 2002. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

•	actual or anticipated quarterly variations in operating results;

•	announcements of technological innovations or new services or products by us or our competitors;

•	changes in analysts’ earning projections or recommendations;

•	our failure to meet or exceed analyst estimates;

•	announcements of technological innovations;

•	the introduction of new products;

•	proprietary rights litigation or other litigation; and

•	other events or factors, many of which are beyond our control.

     In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance and may expose us to class action securities litigation which, even if unsuccessful, would be costly to defend and distracting to management.

We may be subject to third-party claims resulting from termination of our advertising contracts.

     During 2001, we terminated the advertising-based revenue model that we had previously offered to schools. In connection with the termination of our advertising based-revenue model, we have unilaterally terminated certain advertising contracts. These advertising contracts may not allow unilateral termination by either party. As a result, we may be subject to liabilities associated with breach of contract claims. We have not received notice of any breach of contract claims against us as a result of termination of these advertising contracts. We may, however, be subject to future claims. To the extent any such claim is brought, and resolved in favor of the other party, it could materially affect our business, future results of operations, financial position and cash flows. Even if none of these claims is successful, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

     Our revenue growth and potential for profitability depend on the overall demand for filtering products, but are also impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may result in decreased revenues and growth rates. As a result of the economic downturn, we may also experience difficulties in collecting outstanding accounts receivable from our customers. In addition, the terrorist attacks on the United States in 2001, and the armed conflict that has followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may cause customers and potential customers to delay their decisions about purchasing our software, to reduce the amount they purchase or to cancel their orders, which could adversely affect our business and operating results.

Our quarterly financial results fluctuate and may be affected by seasonal variations.

     Our quarterly operating results have fluctuated significantly in the past and are likely continue to fluctuate in the future. Operating results vary from quarter to quarter, depending on a number of factors, many of which are outside our control, including:

•	the rate of market acceptance of new product introductions,

•	the variation in quarterly cash flows from subscription payments, which is difficult to forecast because the sales cycle, from initial evaluation to delivery of products or services, varies substantially between customers, and

•	the tendency of our educational customers to budget and make purchases on the basis of their fiscal year, which usually begins in July.

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

     If we are unable to continue to solve our customers’ Internet content filtering problems, we will experience diminished revenues and our business could fail. We currently receive, and expect to continue to receive, most of our revenues from our Internet filtering services or products. Our future financial performance will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our Internet filtering products and the services. We cannot be certain that we will be successful in upgrading and continuing to sell our Internet filtering products and services, or that any new products or services that we may develop or acquire, will achieve market acceptance. Any failure to upgrade our services or products or to maintain our market acceptance could seriously harm our business, financial condition, and results of operations.

We may fail to filter all potentially objectionable content.

     We may not succeed in filtering Internet content to meet our customers’ expectations. We rely upon a combination of automated filtering technology and human review to categorize Web site content for use by our filtering services and products. The total number of Web sites and partial Web sites is growing rapidly. A partial Web site is a graphic image, text or other visual appearing as a part of a full Webscreen display. We cannot be sure that our filtering technologies will successfully block all potentially objectionable Internet content for our clients. Our categorized database also may not contain substantially all of the material available on the Internet fitting into any one of our content categories. In addition, our customers may not agree with our categorization determinations. Our failure to effectively categorize and filter Internet content according to our customers’ expectations could result in lost revenues and generate negative publicity that would impair the growth of our business and our efforts to increase positive associations with our brand.

Our filtering services have been accused of overbreadth by free speech groups.

     In a recent federal court case, a federal appeals court held that certain provisions of the Children’s Internet Protection Act resulted in an unconstitutional restriction of freedom of speech. These provisions required public libraries receiving federal funds to install Internet filtering programs like N2H2’s on all of their computer terminals. The basis for this ruling is, in part, that such programs are overbroad in the types of speech that they filter out. This ruling is currently on appeal to the United States Supreme Court. To the extent that this decision is upheld, it will negatively impact our ability to market our products to libraries without modification, which could be time-consuming and costly.

We may be subject to claims that our license agreements and other intellectual property rights should not be binding on certain users.

     An individual represented by the American Civil Liberties Union has recently filed a lawsuit against us in federal court. The plaintiff is purportedly a computer researcher who seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our Internet content filtering products for purposes of determining whether these products exclude some speech on the Internet that is constitutionally protected. His activities in conducting this analysis would violate our standard license agreement and our intellectual property rights. The plaintiff alleges that the threat that we will enforce these our license agreement and our other rights has deterred him from this activity, which he alleges is protected under the “fair use” doctrine of copyright law and other legal doctrines. He seeks a declaration to prohibit us from enforcing the license agreement against him based on his use of our software in his research activities. To the extent that this claim is resolved in the plaintiff’s favor, it could materially affect our ability to enforce our license agreements and other intellectual property rights against certain users of our software filtering products. In addition, it could contribute to an increase in the number of people who seek to use our software in ways that we believe violate our proprietary rights. This would have a material negative impact on our business, future results of operations, financial position and cash flows. Even if the particular claim described above is resolved in our favor, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

We may fail to compete successfully with other providers of Internet filtering services.

     The market for our services and products is intensely competitive and rapidly changing. Many of our competitors are larger than us and have substantially greater resources than we do. Our primary competition comes from Pure Artificial Intelligence, Universal Resource Locator, and packet filtering software applications. Although we believe that there is a qualitative difference among the offerings, some of our competitors’ filtering products are significantly less expensive than ours. This lower cost, along with other factors, may lead to greater market acceptance of our competitors’ products and services than for ours. Increased competition could force us to reduce our prices or the quality of our offerings. It could also reduce our market share and impact the profitability of our business. Although we believe the Internet provides opportunities for more than one provider of content filtering products similar to ours, one or more of our competitors may eventually dominate the sector.

We must establish and maintain reseller networks in order to sell into the corporate and government markets.

     During 2001, we significantly reduced our direct sales staff and began to develop our reseller channel for selling products and services to corporations and government entities. In order to establish market share in these markets and increase revenue, we will need to substantially increase the distribution of our products and services. If we fail to sufficiently build our reseller distribution channel, or if our resellers fail to effectively promote our products and services, our business will be seriously harmed through decreased growth opportunities.

We will need to establish and maintain strategic relationships.

     We pursue strategic alliances with other industry leaders in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals for a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, and new market creation. We depend on strategic relationships to offer services and products to a larger customer base than can be reached through our direct sales efforts. We cannot be certain that we will be able to maintain and expand our strategic relationships or enter into new strategic relationships or that these new relationships will be on commercially reasonable terms.

     If we are unable to maintain and expand our existing strategic relationships or enter into new strategic relationships, we will need to use substantially more resources to develop, distribute, sell, and market our services and products than planned. We would also lose the customer introductions and co-marketing benefits that we anticipate from such strategic relationships. Our success will depend both on the success of the other parties to these relationships and on their ability to market our services and products successfully. Most of these companies have multiple strategic relationships, and we cannot assure you that they will regard their relationships with us as significant for their own businesses. If any of these firms fail to effectively promote our services or products, our business would be seriously harmed through decreased growth opportunities.

Our success depends on our ability to attract and retain qualified and experienced employees.

     We face a significant risk from a loss of any member of our senior management team or any key employee, particularly if the departing employee joins or forms a competitor. These risks relate mainly to:

•	the loss of the key employee’s skills and talent,

•	the resulting loss of existing or potential customers, or

•	the unauthorized disclosure or use of our technical knowledge, practices, procedures or customer lists.

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

Expansion of our international operations exposes us to a number of risks.

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

     Many of our products are dependent on third-party software or hardware providers, including our products that run on Microsoft ISA, Microsoft Proxy II, Volera Excelerator (formerly Novell ICS), and Check Point. If any of these companies (i) cancels the product on which our products are dependent, (ii) changes the design of its product such that it becomes incompatible with our products, or (iii) delays the launch of new versions of their product, it may have a negative impact on our sales.

We may become involved in intellectual property disputes and cannot predict the likelihood or impact of unfavorable outcome.

     We expect that as competition in the market for Internet filtering increases and as the number of patents relating to these products continues to increase, the potential for intellectual property claims against us may also increase. Allegations of infringement against us, if made, would likely result in significant expense to us and divert the efforts of our management and development personnel, even if we ultimately prevail. In the event of an adverse result, we could be required to do one or more of the following:

•	pay substantial damages, including treble damages,

•	permanently cease use of any technology determined to be infringing,

•	obtain a license for the technology or expend significant resources to develop non-infringing technology, and

•	attempt to redesign our filtering services to avoid the infringement or to develop non-infringing technology.

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

The future use of the Internet in education is uncertain.

     The success of our services and products in the education market will depend, in large part, on the continued broad use and acceptance of the Internet as a source of information in educational settings. Schools, teachers and parents may cease to consider the Internet a viable research tool due to concerns over the potential exposure of students to unsuitable material, even with filtering services such as ours, or because of inadequate development of telecommunications and networking systems. The Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Cutbacks in technology funding could also limit use of the Internet in schools. If the necessary Internet infrastructure and complementary products are not developed on a timely basis, or if school use of the Internet experiences a significant decline, we may not be successful in growing our business and our financial condition and results of operations would be seriously harmed.

Government regulation and legal uncertainties could increase the cost of, or limit a companies’ ability to, do business on the Internet.

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

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

     Our directors, executive officers and their affiliated entities beneficially own a large percentage of our outstanding common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our articles of incorporation and bylaws, our shareholder rights plan and Washington law contain provisions that could discourage a takeover.

     Some provisions of our Restated Articles of Incorporation and Amended Bylaws, our shareholder rights plan and Washington law, make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amounts of cash equivalents and capital lease obligations at June 30, 2002 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 25, 2002, Benjamin Edelman filed suit against us in the U.S. District Court for the District of Massachusetts. Mr. Edelman is purportedly a computer researcher who seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our “Bess” and “Sentian” Internet content filtering products. If Mr. Edelman downloads our filtering software to conduct his analysis, he will be required to enter into our standard license agreement. The license agreement prohibits users from copying or decrypting our software and from using or disclosing confidential information that belongs to us and cannot be obtained through normal use of the software. Mr. Edelman’s proposed activities would violate these provisions of the license agreement or applicable law, or both. He seeks a declaratory judgment that he cannot be held liable for breach of certain provisions of the license agreement as a result of his proposed activities. In addition, Mr. Edelman seeks a declaration that he will not be prosecuted for violations of the Copyright Act of 1976, the Digital Millennium Copyright Act, or laws protecting trade secrets if he conducts his proposed analysis. Finally, Mr. Edelman seeks to enjoin us from initiating litigation against him on the basis of his proposed activities. We intend to defend the validity of our license agreement and to enforce the provisions of this agreement to protect our proprietary rights. We also intend to assert all of our legal rights against Mr. Edelman if he engages in future activity that violates the agreement or our proprietary rights. To the extent that this matter is resolved in Mr. Edelman’s favor, however, it could have a material adverse affect on our business, future results of operations, financial position and cash flows. Even if Mr. Edelman’s claims are not successful, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

ITEM 2(d). CHANGES IN SECURITIES AND USE OF PROCEEDS

     At September 30, 2001 the Company had remaining net proceeds from its initial public offering of $6.2 million. During the nine-months ended June 30, 2002, the Company used $3.6 million to fund its operating loss, leaving remaining net proceeds of $2.6 million.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits:

4.1	Rights Agreement dated May 24, 2002 between N2H2, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated into this Form 10-Q by reference to Exhibit 4.2 to N2H2’s Registration Statement on Form 8-A, filed June 3, 2002.

10.1	Employment Agreement dated August 2, 2002 between Philip Welt, President and Chief Executive Officer, and the registrant

10.2	Stock Option Agreement dated August 2, 2002 between Philip Welt, President and Chief Executive Officer, and the registrant

99.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

99.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

     b) Reports on Form 8-K.

The Company filed a Form 8-K on June 3, 2002 regarding the adoption of a shareholder rights plan.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N2H2, INC.

Dated: August 13, 2002	By:	/s/ Howard P. Welt
Howard P. Welt President and Chief Executive Officer (principal executive officer)

N2H2, INC.

Dated: August 13, 2002	By:	/s/ J. Paul Quinn
J. Paul Quinn Vice President — Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)