Form 10-K
period 2002-09-30
N2H2 INC
filed 2002-12-19
CIK 1077301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

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
Common Stock, Without Par Value
Preferred Share Purchase Rights, Without Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $3.7 million as of December 9, 2002, based upon the closing price as reported on the Over-The-Counter Bulletin Board on such date. There were 22,104,776 shares of the registrant’s common stock outstanding as of December 6, 2002.

DOCUMENTS INCORPORATED BY REFERENCE.

(1)  Portions of the registrant’s definitive 2003 Proxy Statement to be filed with the Commission are incorporated by reference into Part III hereof.

PART I

Item 1. Business.

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

Overview

     N2H2 is a leading provider of Internet content filtering and monitoring solutions. We provide Internet filtering and monitoring solutions that are designed to allow Internet users to monitor and filter 41 content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability.

     We market our products through our distribution agreement with Tech Data, as well as through our direct sales force, resellers and service providers. This multiple-channel approach allows customers to select the channel that addresses their specific needs and provides us with broad coverage of worldwide markets.

     Our strategy is to provide Internet management and content filtering solutions to the enterprise (corporate and government) and education markets. We have two product lines: Sentian™ for corporate and government customers and Bess® for schools, libraries and non-profit organizations. Both Sentian and Bess are software-based filtering solutions. We also continue to support our legacy proxy server-based filtering solutions, which continue to be used by some of our customers.

     N2H2 was incorporated in Washington on June 13, 1995 and is headquartered in Seattle, Washington. The mailing address for our headquarters is 900 Fourth Avenue, Suite 3600, Seattle, Washington 98164, and our telephone number at that location is 206-336-1501.

Filtering Solutions

Bess and Sentian Internet Filtering — Our Software-based Filtering Solutions

     N2H2 Internet filtering products help organizations of all sizes control, manage and understand their Internet use. Our versatile filtering software can help organizations to control costs by limiting potential legal liability, increasing productivity, and conserving network bandwidth. Every N2H2 product uses the filtering database rated #1 by eTesting Labs and the U.S. Department of Justice. Our software is available for a wide variety of network security devices and applications and is designed to integrate easily into almost any network, providing powerful features and a simple and straightforward user experience.

     In addition to delivering high quality filtering, our software offers many powerful features. These features allow network administrators great flexibility in configuring their system for end-users. Administrators are able to fine-tune their system by creating custom end-user groups, filtering categories, rules, and filtering times. They can monitor end-user activity using a wide range of detail and summary reports. They can set the system to notify administrators via email and provide end-user warnings. They can allow authorized end-users to override the system, and can, if they choose, monitor this and other authorized activity including overall web use patterns. In some products these features can be controlled from any location on the web using a special interface. This can be done by the super administrator, or, in some cases, by a local one. N2H2's filtering software is Cisco Verified, Microsoft Gold Certified and Check Point OPSEC Certified.

     Our Sentian solution targets the enterprise market. Our Bess solutions serve the education, library and non-profit organizations markets. N2H2 software applications reside on a customer’s server, behind or on the network firewall. These solutions are designed to be downloadable from the Internet and installed by the customer. Our database of Internet content, typically updated daily, is provided to the product via a secure “pull” method that is designed to allow the customer the ability to download the database without opening their firewall to external intrusion.

I2100, G2100, and I1100 Servers — Our Proxy-based Filtering Solution

     During fiscal 2001, we introduced our new software-based filtering solutions and we plan to eventually phase out the proxy server product line. We no longer promote the proxy server-based product to new customers. We plan to continue support of our existing customers’ proxy-based filtering installations. However, we are working to migrate these customers to one of our new software-based filtering solutions.

     Our proxy servers are a combination of readily available computer hardware, including a high capacity hard drive and a high-speed network connection, purchased from outside suppliers. We configure these servers with software developed by us that enables the filtering functions. We also monitor and maintain all the software and hardware components necessary to meet our proxy-based customers’ filtering needs remotely from our Seattle network facility. Our proxy-based filtering solution uses a proxy server that is usually installed on the customer’s network. With this structure, every networked workstation uses our filtering solution to access the Internet.

     For legacy customers who still use our proxy-server based filtering service, we maintain a log of Internet data retrieval requests and the workstations that originated the request. This process does not provide us with information about the identity of the individual originating the request. We will provide third parties with log file information only pursuant to appropriate procedures that meet the requirements of applicable law.

     N2H2 proxy servers are built by ISO9002 certified hardware vendors utilizing industry standard hardware components easily obtained from commercial sources. Our proprietary filtering software can be deployed on either Windows or Linux platforms. Our standard I2100 and I1100 filtering proxy servers run on the Linux operating system and use custom-developed filtering proxy server software.

N2H2’s Client Solution (“N2H2 for Home” & “Internet Filtering Manager”)

     Until recently, we marketed a client-based filtering solution for individual personal computers, or PCs, aimed primarily at the home user, called “N2H2 for Home.” The revenue generated from sales of N2H2 for Home was insufficient to offset the costs associated with this product. As a result, we decided to cease the distribution of N2H2 for Home during the second quarter of fiscal 2002. The product and associated technology remain property of N2H2, and may at some point in the future be re-released if we feel that market conditions are appropriate for a product of this type.

Technology - Advanced Internet Content Categorization System

     Our clients have the ability to select from a broad range of filtering criteria that are based on our list of Internet content categories. We employ a multi-step Web site categorization procedure to categorize Web sites that use automated search technology supplemented by human review. Internet content is divided into 41 content categories. Automated search is used to scan the Internet on a continuous basis to quickly identify Web sites that potentially fit into these categories. We employ a wide variety of techniques for this part of our automated categorization process. Through automated categorization or human review, Web sites are identified as fitting into one or more of our categories and stored in a database.

     Our customers have the flexibility to select which of the categories they wish to enable. Categorized sites are stored in a proprietary database located at our headquarters. The contents of this database are continuously updated using both human and automated review and reflect the introduction of new sites on the Internet and changes to sites we previously categorized.

Research and Development

     During fiscal 2002, we released multiple new Windows and Linux filtering products that support Cisco PIX Firewall, Cisco Content Engine, Novell BorderManager, SonicWALL & Stratacache, as well as upgrades and enhancements to our filtering products for Microsoft ISA Server and Microsoft Proxy Server 2.

Fee Structure

     We generate our revenue primarily from sales of Internet filtering subscriptions. A smaller portion of our revenue also comes from installation and maintenance fees. Beginning in November 2000, we made a strategic move away from the Bess Partner Program, our advertising-based revenue model in education. During 2001, we completed our transition to a fee-only subscription basis. As a result, we no longer have any revenue from advertising.

Customers

     We provide filtering solutions to a customer base that primarily consists of the following:

     Enterprise Market. Our Sentian products are designed for enterprise customers, which include corporations and government agencies. These customers represent an increasing proportion of our customer base. Enterprise customers range from small to large-sized organizations. As enterprise managers become increasingly aware of liability issues related to employee Internet usage, employee productivity issues, and bandwidth conservation, we believe the enterprise market will present us with significant opportunities for additional revenue growth.

     ISP Market. Our Internet Service Provider, or ISP, customers purchase our solutions and host them for their own business and customers. ISP customers include regional, national, and international long distance telecommunications carriers, as well as Internet, cable, and wireless service providers. Some of our ISP customers may also serve as resellers of our services to small businesses, schools and homes.

     Education Market. Our Bess products serve school customers ranging from single schools to statewide systems. We have the largest market share in the K-12 school market, providing filtering solutions to millions of students in thousands of schools throughout the U.S., from small districts to large, statewide networks.

     International. Through our strategic partnerships, we market to corporations, consumers, and schools internationally. We provide filtering services to customers in many countries including Australia, Canada, Chile, the Dominican Republic, Japan, Mexico, the United Kingdom and the United States. We believe the demand for filtering solutions in international markets will continue to present us with significant opportunities for additional revenue growth.

Sales and Marketing

Organization

     We market and sell our Internet filtering solutions through a direct sales force, as well as through resellers.

     We have achieved substantial market share within the education market primarily through the use of a direct sales force. In the future, most renewals of contracts will be handled direct and new education business will come from a mix of direct sales efforts and resellers.

     We also have senior sales representatives dedicated to developing sales in the enterprise and international markets directly and indirectly through our partnerships with major technology and marketing companies, as well as developing relationships with key ISP’s. To expand our reach into the enterprise and international markets, in 2002 we established a distribution agreement with Tech Data. Tech Data makes our products available to tens of thousands of technology resellers in its reseller network. We are continuing to work to establish relationships with additional technology resellers who sell into the enterprise sector.

     Our worldwide direct sales and marketing organization has sales offices in the United Kingdom and Australia. Currently, we have resellers in the international arena and provide filtering services to interactive TV providers, ISP’s, and schools located in the United Kingdom, Australia, Switzerland, and Latin America.

Marketing

     Our promotional emphasis has shifted from the education to the enterprise market. We launch new products and promote our existing products using a variety of tactics, including:

•	Direct Marketing. Traditional direct mail, telemarketing and e-mail messages are targeted at qualified sales prospects.

•	Online Marketing. Our Web site is used to provide sales prospects with relevant product information and downloadable demo versions of our filtering products.

•	Public Relations. We use internal public relations experts as well as consultants with the objective of securing favorable product reviews and general public commentary.

•	Trade Shows. Carefully selected industry events have proven effective in building awareness and in generating sales leads. We are frequently able to optimize our investment in event participation by attending shows in conjunction with our partnering organizations, such as Cisco, Novell, Microsoft and Check Point.

•	Advertising. Limited print and online advertising are used to target market niches and to complement the overall marketing strategy.

Strategic Alliances

     We pursue strategic alliances with industry leaders in areas where we believe collaboration can produce industry advancement and development of new markets. Our objectives and goals for strategic alliances typically include one or more of the following objectives: technology exchange, product development, joint sales and marketing, and new-market creation. We have had strategic technical alliances with Microsoft and Check Point. This year we expanded or entered into strategic technical alliances with Cisco, Novell, SonicWALL and Stratacache. Additionally, we have partnered with Tech Data as our exclusive broad-line distributor of N2H2 filtering products. This relationship gives us direct access to the tens of thousands of technology resellers who buy their technology through Tech Data.

Customer Service and Support

     Our network operations center, or NOC, provides post-installation support to customers in the following areas: monitoring, repair and trouble tracking, N2H2-owned equipment maintenance and/or replacement, data collection and analysis, service changes, and general technical support and customer service. The NOC is staffed Monday through Friday 5am - 5pm PST by skilled representatives available and trained in network diagnostics, server diagnostics, general system engineering, N2H2 software and hardware, TCP/IP, and remote circuit management.

Competition

     We face five major competitors in the server-based Internet filtering market, along with a number of smaller competitors. Our major competitors and their respective products are Surf Control – SuperScout and CyberPatrol, Websense – Websense Enterprise, Elron Software - Internet Manager, Symantec - I-Gear, Secure Computing – SmartFilter and 8e6 Technologies – X-Stop. We have the largest market share in the education market, but we have a smaller market share than most of these competitors in the enterprise market. We have focused on establishing market share in the education market before entering the enterprise market, and we are implementing what we believe is the necessary business model for success in the enterprise market: selling software subscriptions through distribution on multiple widely accepted platforms.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Trademark, copyright, and trade secret protection may not be available to us in every country in which our services are available. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate.

     N2H2, BESS and SEARCHOPOLIS are U.S. registered service marks. We have also applied to register the N2H2 and BESS logos, and DELIVERING THE WEB YOU WANT in the United States, and have filed foreign applications for many of these marks. These applications may not be granted. In addition, any of our marks may be challenged by others or invalidated through administrative process or litigation.

Regulatory and Legislative Issues

     As use of the Internet has become more prevalent and various negative issues associated with the Internet have received increasing amounts of publicity, there has been a correspondingly greater amount of governmental attention directed to the Internet in the U.S. Congress and elsewhere. While various pieces of legislation regulating different aspects of the Internet and Internet-related activity have been proposed, to date there has been no legislation enacted which places any direct and substantial regulatory burden on us. Nonetheless, we anticipate further attempts to regulate Internet-related activity, some of which may impose substantial burdens on our ability to do business.

     There has been a public policy debate regarding Internet filtering in schools and libraries within the U.S. Congress. This debate has resulted in the Children’s Internet Protection Act, or CIPA, a law mandating Internet filtering in schools and libraries receiving certain federal funds, among other requirements. It should be noted, however, that a United States District Court has declared this act as it applies to public libraries unconstitutional. This decision has been appealed to the United States Supreme Court, which has accepted the case and will rule by June, 2003. If CIPA is ultimately held unconstitutional, some of our current customers may decide to not provide filtering in their organizations, which in turn, could lead them to not renew contracts with N2H2 and thereby harm an important source of our revenue. A more serious potential problem is that a decision finding that it is unconstitutional to mandate filtering in libraries could lead to a challenge of the constitutionality on First Amendment grounds of mandatory filtering in public schools. As filtering from public schools is still the majority of N2H2’s revenue, an ultimate finding by the Supreme Court that mandatory filtering in public schools is unconstitutional could drastically reduce N2H2’s revenue.

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

Employees

     As of September 30, 2002, we employed 74 full time equivalent staff worldwide. As necessary, we supplement our regular employees with temporary and contract personnel. During 2002, we reduced our workforce by 36 employees as part of our restructuring. The significant reduction of employees contributed to a reduced cost structure. Although we believe that the significant changes in employee count will have a net positive impact on our results of operations, we cannot be certain that the benefits of the restructuring will outweigh the negative impact of such a significant amount of turnover and loss of experienced personnel. None of our employees is represented by a labor union, and we consider our employee relations to be good.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

If we are unable to achieve profitability as planned, we may need additional funding to continue operations. We may be unable to obtain additional funding and any funding we do obtain could dilute our shareholders’ ownership interest in N2H2.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need to raise additional capital to finance our operations. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. In addition, if we cannot raise funds on acceptable terms and do not achieve profitability, we may be forced to reduce or cease operations.

     We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our business strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. The recent delisting of our common stock from the Nasdaq National Market, and commencement of trading on the OTC-BB may also make it even more difficult for us to obtain financing. Further, if we issue additional equity securities, shareholders may experience significant dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

We have a history of losses and may not achieve profitability, which could force us to reduce or cease operations.

     We have incurred net losses in each quarter since we incorporated in 1995. We incurred net losses of $881,000 for 1997, $2.6 million for 1998, $7.7 million for 1999, $39.3 million for 2000, $35.5 million for 2001 and $6.6 million for 2002. If we fail to achieve and maintain profitability, our stock price will decline, our future capital raising efforts will be impaired and we may be forced to reduce or cease operations.

     Our recent restructuring initiatives have reduced our costs and operating expenses. However, despite these initiatives, our operating expenses will continue to consume a significant amount of our cash resources in the near term. In addition, the restructuring may adversely affect our business and operating results. As a result, we will need to significantly increase our revenues in order to achieve profitability. Although our revenues have grown in recent quarters, we may not be able to continue this growth to achieve or maintain profitability. Our continued losses and financial condition may cause some of our potential customers to question our viability, which may hamper our ability to sell our products.

Our common stock is traded on the Over-the-Counter Bulletin Board and, as a result, it may be less liquid and subject to greater price fluctuations.

     On March 20, 2002, we received notification from the Nasdaq National Market that N2H2 had failed to meet Nasdaq listing requirements as set forth in Marketplace Rule 4450(a)(3). Our common stock was delisted from Nasdaq effective after the close of trading on March 20, 2002. Effective with the opening of business on March 21, 2002, our common stock began trading on the Over-The-Counter Bulletin Board, or OTC-BB, under the symbol “NTWO”. The OTC-BB is not an exchange, and trading in stocks on the OTC-BB is often more sporadic and lower in volume than that in shares on the national exchanges. We cannot guarantee that our shares will ever be listed on the Nasdaq National Market, or any other national stock exchange, in the future. As a result, it may be more difficult to dispose of, or to obtain adequate quotations, as to the price of our common stock.

You may be unable to resell your shares at or above the price at which you purchased them, and our stock price may be volatile.

     Stocks trading on the OTC-BB are often subject to price fluctuations that are unrelated, or disproportional, to the operating performance of the companies. The price of our common stock has historically been volatile, even before it was delisted from Nasdaq, since our initial public offering in August 1999. Our common stock reached a high of $33.13 per share on December 14, 1999 and traded as low as $0.12 per share on March 21, 2002 and November 12, 2002. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

     During 2001, we terminated the advertising-based revenue model that we had previously offered to schools. In connection with the termination of our advertising based-revenue model, we have unilaterally terminated certain advertising contracts. These advertising contracts may not allow unilateral termination by us. As a result, we may be subject to liabilities associated with breach of contract claims, although we have not received notice of any such claims. Even if none of these claims is successful, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

Economic conditions could adversely affect our revenue growth and ability to forecast revenue.

     Our revenue growth and potential for profitability depend on the overall demand for filtering and monitoring products, which is impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we may also experience difficulties in collecting outstanding accounts receivable from our customers. In addition, the terrorist attacks on the United States in 2001, and the armed conflicts that have followed, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may continue to cause customers and potential customers to delay their decisions about purchasing our filtering solutions, to reduce the amount they purchase or to cancel their orders, which could adversely affect our business and operating results.

Our quarterly financial results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decrease in our stock price.

     Our quarterly operating results have fluctuated significantly in the past and are likely continue to fluctuate in the future. If our operating results fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Operating results vary from quarter to quarter, depending on a number of factors, many of which are outside our control, including:

•	general economic conditions, which may affect our customers’ investment levels in enterprise software;

•	the rate of market acceptance of new product introductions;

•	budget and spending decisions by our customers;

•	subscription renewal rates of our existing customers;

•	our ability to compete in the highly competitive Internet filtering solutions market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion;

•	the tendency of our educational customers to budget and make purchases on the basis of a fiscal school year beginning in the fourth fiscal quarter of each year; and

•	the length of our sales cycle, which varies substantially from customer to customer.

     As a result of all these factors, we cannot predict our revenues with any significant degree of certainty, and future product revenues may differ from historical patterns. Even though our revenues are difficult to predict, we base our decisions regarding our operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our resources are lower than expected. As a result, revenue shortfalls could result in significantly lower income or greater loss than anticipated for any given period, which could result in a decrease in our stock price.

If potential customers do not accept our Internet and monitoring filtering solutions, our business will not succeed.

     We currently expect the substantial majority of our future revenues to be generated through sales of our Bess and Sentian Internet filtering solutions. As a result, factors adversely affecting the pricing or demand for Internet filtering solutions, such as competition or technological change, could dramatically affect our operating results. In addition, many of our Bess and Sentian solutions were only recently introduced in fiscal 2002. As a result, they are relatively new and unproven and may not achieve market acceptance. Because these solutions are relatively new, we cannot accurately predict the rate at which customers will renew their annual subscriptions.

     Our future financial performance will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our Internet filtering and monitoring products and services. We cannot be certain that we will be successful in upgrading and continuing to sell our Internet filtering products and services, or that any new products or services that we may develop or acquire, will achieve market acceptance. If we are unable to upgrade our services or products or to establish market acceptance of these products, our business will fail.

If existing customers do not renew their subscription agreements, our business will not succeed.

     Our future success depends on the rate at which our existing customers renew their subscription contracts. Our customers have no obligation to renew their subscriptions upon expiration. Because our Bess and Sentian solutions are relatively new, we cannot predict with certainty the rate at which our customers will renew their annual subscriptions. We may be unable to generate significant revenue from our renewals and, as a result, our operating results could fall below the expectations of analysts and investors, which could cause our stock price to decline.

If our solutions fail to correctly categorize all potentially objectionable content, public perception of our products and services could be harmed.

     We will not succeed unless the marketplace is confident that our solutions effectively filter Internet content. We rely upon a combination of automated filtering technology and human review to categorize Web site content for use by our filtering solutions. The total number of Web sites and partial Web sites is growing rapidly. We cannot be sure that our filtering technologies will successfully categorize all potentially objectionable Internet content for our clients, thus causing over-blocking. Our categorized database also may not contain substantially all of the material available on the Internet fitting into any one of our content categories. In addition, our customers may not agree with our categorization determinations. Our failure to effectively categorize and filter Internet content according to our customers’ expectations could result in lost customers and generate negative publicity that would impair the growth of our business and our efforts to increase positive associations with our brand.

Free speech and privacy concerns could adversely affect the demand for our Internet filtering solutions.

     There has been a public-policy debate regarding Internet filtering in schools and libraries within the U.S. Congress. This debate has resulted in the CIPA, a law mandating Internet filtering in schools and libraries receiving certain federal funds, among other requirements. A United States District Court, however, has declared this act as it applies to public libraries unconstitutional. This decision has been appealed to the United States Supreme Court, which has accepted the case and is expected to rule by June 2003. If CIPA is ultimately held unconstitutional, some of our current customers may decide to no longer provide filtering in their organizations. This in turn would lead them to not renew contracts with us and would thereby harm an important source of our revenues. If the Supreme Court determines that filtering by public libraries is unconstitutional, plaintiffs and advocacy groups may rely on this decision to challenge the constitutionality on First Amendment grounds of mandatory filtering in public schools. Because public school customers still represent the majority of our revenue, an ultimate finding by the Supreme Court that mandatory filtering in public schools is unconstitutional could have a serious adverse effect on our future revenues.

We have been named as a defendant in an action by the American Civil Liberties Union that could weaken our intellectual property rights and result in substantial costs to the company.

     An individual represented by the American Civil Liberties Union has recently filed a lawsuit against us in federal court. The plaintiff is purportedly a computer researcher who allegedly seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our Internet filtering solutions for purposes of determining whether these solutions exclude some speech on the Internet that is constitutionally protected. He alleges that his activities in conducting this analysis, if he ever does so, would violate our standard license agreement and our intellectual property rights. The plaintiff alleges that the threat that we will enforce our license agreement and our other rights has deterred him from this activity, which he alleges is protected under the “fair use” doctrine of copyright law and other legal doctrines. He seeks a declaration to prohibit us from enforcing the license agreement against him based on his use of our software in his research activities. To the extent that this claim is resolved in the plaintiff’s favor, it could materially affect our ability to enforce our license agreements and other intellectual property rights against certain users of our software filtering products. In addition, it could contribute to an increase in the number of people who seek to use our software in ways that we believe violate our proprietary rights. Even if the particular claim described above is resolved in our favor, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

If we are unable to compete successfully in the Internet filtering market, our business will fail.

     The market for our solutions is intensely competitive and rapidly changing. Many of our competitors are larger than we are and have substantially greater resources than we do. Our major competitors and their respective products are Surf Control – SuperScout and CyberPatrol, Websense – Websense Enterprise, Elron Software - Internet Manager, Symantec - I-Gear, Secure Computing – SmartFilter and 8e6 Technologies – X-Stop. We also face competition from a number of smaller competitors.

     In the future, we may face increased competition from vendors of Internet-related hardware and software that enhance their products or develop separate products that include functions that are currently provided in our products. If Internet filtering functions become standard features of Internet-related hardware or software, the demand for our products will decrease. Furthermore, even if our products offered greater functionality and are more effective than products offered by Internet-related hardware or software vendors, potential customers might accept this limited functionality instead of purchasing our products.

     Some of our competitors’ filtering products are significantly less expensive than ours. This lower cost, along with other factors, may lead to greater market acceptance of our competitors’ products and services than for ours. Increased competition or our failure to compete effectively could force us to reduce our prices or the quality of our offerings. It could also reduce our market share and impact the profitability of our business. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, a number of our competitors have recently been acquired by other large technology companies, which enhances their resources. We believe that there will be further consolidation among our competitors. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their products and services, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their product and service offerings more quickly than we can. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their software and service offerings and that may enable them to rapidly increase their market share.

If we are unable to develop and maintain effective long-term relationships with key resellers, or if our resellers fail to perform, our ability to sell our solutions will be limited.

     During 2001, we significantly reduced our direct sales staff and began to develop our reseller channel for selling products and services to corporations and government entities. In order to establish market share in these markets and increase revenue, we will need to substantially increase the distribution of our products and services through successful new relationships with prestigious resellers. Because our relationships with our existing resellers are relatively new and unproven, we cannot predict the degree to which these resellers will succeed in marketing and selling our solutions. Many of our existing and potential resellers have similar, and often more established, relationships with our competitors. These existing and potential resellers, many of which have significantly greater resources than we have, may in the future market products that compete with our solutions or reduce or discontinue their relationships with us or their support of our solution. In addition, our sales and revenue growth opportunities will be limited if

•	we are unable to develop and maintain effective, long-term relationships with existing and potential key resellers;

•	our existing and potential key resellers endorse products or technologies other than our solutions; or

•	our existing and potential key resellers do not have or do not devote the resources necessary to effectively sell our solutions.

If we do not retain our key employees and management team, our ability to execute our business strategy will be limited.

     Our future performance will depend largely on the efforts of our key technical, sales, customer support and managerial personnel and on our ability to attract and retain them. In addition, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel and to retain our existing executive officers. Our key employees are not obligated to continue their employment with us and could leave at any time. If we are unable to attract and retain these key employees and executive officers, our growth could be limited due to our lack of capacity to provide our services. We could also experience deterioration in service levels or decreased customer satisfaction.

     Competition for qualified personnel in the software and technology markets is particularly intense. Many of the companies we compete against for experienced personnel have greater resources than we do. In addition, due to the recent trading prices of our common stock and our delisting from the Nasdaq National Market, our employees may perceive our equity incentives such as stock options as less attractive. In that case, our ability to attract or retain employees may be adversely affected and we may be required to increase the level of cash compensation paid to existing and new employees, which could materially increase our operating expenses.

Our workforce reduction and financial performance may place additional strain on our resources and may harm the morale and performance of our personnel and our ability to hire new personnel.

     During September of 2002, we reduced our employee count by about 25% to 74 employees. Our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in force. Although we believe we can operate at current staffing levels, this workforce reduction has placed significant strain on our administrative, operational and financial resources and has resulted in increased responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security at N2H2, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this reduction to employee count may subject us to the risk of litigation, which could result in substantial costs to N2H2 and could divert management’s time and attention away from business operations.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

     We currently have very limited international operations. To be successful, we must continue to expand our international operations and enter new international markets. If we do expand internationally, it will require significant management attention and financial resources to develop sales and support channels. Even if we successfully develop these channels, we may not be able to maintain or increase international market demand for our solution. In addition, our international operations are subject to a number of risks inherent in international business activities, including:

•	the cost and challenges of customizing services for local markets and foreign languages;

•	laws and business practices favoring local competitors;

•	our dependence on local staff and vendors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations;

•	longer sales cycles;

•	possible delays or greater difficulty in accounts receivable collection;

•	import and export restrictions and tariffs;

•	exposure to foreign currency exchange rate fluctuations;

•	reduced protection of intellectual property rights and increased liability exposure; and

•	regional, economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

     If we are unable to successfully manage these risks, our international sales growth will be limited and our results of operations will be seriously harmed. We do not currently engage in currency hedging activities, but we may do so in the future.

Rapid changes in technology and industry standards could render our products and services unmarketable or obsolete, and we may be unable to introduce new products and services in a timely and successful way.

     To succeed, we must continually change and improve our solutions in response to rapid technological developments and changes in operating systems and hardware, software, communication, browser and database technologies. We may be unable to successfully and promptly develop these new solutions or achieve and maintain market acceptance. The development of new, technologically advanced solutions is a complex and uncertain process that requires great innovation and the ability to anticipate technological and market trends. Because software development is complex, it can require long development and testing periods.

     Releasing new solutions prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. Unforeseen circumstances may cause schedule delays in the introduction of new and enhanced solutions. When we do introduce new or enhanced solutions, we may be unable to manage the transition from the older solutions and may be forced to continue to support the older solutions at increased cost to us. In particular, our education customers often have older technical environments, which require us to maintain solutions that operate on multiple platforms.

     If we delay release of our new solutions, or if they fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers, and our revenues may decline. In addition, customers may defer or forego purchases of our solution if we, or our competitors introduce or announce new solutions or solution enhancements.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

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

     Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our products and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Trademark, copyright, and trade secret protection may not be available to us in every country in which our services are available. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate.

Many of our products are dependent on third-party software or hardware.

     Many of our products are dependent on third-party software or hardware providers, including our products that run on Microsoft ISA, Microsoft Proxy II, Volera Excelerator (formerly Novell ICS), Novell Border Manager, Cisco PIX Firewall, Cisco Content Engine, and Check Point Firewall-1. We depend on these third parties’ abilities to deliver and support reliable products, enhance their current products, develop new products on a timely basis and respond to emerging industry standards and other technological changes. If any of these third parties cease production of these products, change the design of their product such that it becomes incompatible with our products, delay the launch of future products or open their proprietary interface to the public, we could lose sales and we could incur additional costs to design around the incompatibility.

Intellectual property claims and litigation could subject us to significant liability for damages and result in invalidation of our proprietary rights.

     In the future, we may have to resort to litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. In particular, we expect that as competition in the market for Internet filtering increases and as the number of patents relating to these products continues to increase, the potential for patent infringement claims against us will increase. Any litigation, regardless of its success, would likely result in significant expense to us and divert the efforts of our management and development personnel. In the event of an adverse result, we could be required to do one or more of the following:

•	pay substantial damages, including treble damages;

•	permanently cease use of any technology determined to be infringing;

•	obtain a license for the technology, which may be on unfavorable terms;

•	attempt to redesign our filtering services to avoid the infringement or to develop non-infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

Our solutions may suffer from defects or errors, which could result in loss of revenues, delayed or limited market acceptance of our products, increased costs and damage to our reputation.

     Complex software products such as ours frequently contain errors or defects, especially when first introduced or when new versions are released. Our customers are particularly sensitive to such defects and errors because they rely on our services for providing a content-safe Internet environment. Any significant defects or errors in our services or products may result in loss of revenues or delay in market acceptance, diversion of development resources, negative publicity, damage to our reputation or legal claims. Although our agreements with customers typically contain provisions designed to limit our exposure to potential legal liability, these limitation of liability provisions may not be completely effective. We have not experienced any liability claims to date, but we cannot assure you that we will not face this type of claim in the future. We maintain errors and omissions insurance, but we cannot assure you that this insurance coverage will adequately cover us for any claims.

Our systems may be vulnerable to security risks or service disruptions that could harm our business.

     Our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process user requests. Such events could severely damage our ability to service existing customers and activate new customers, and would be very expensive to remedy and could damage our reputation, discouraging existing and potential customers from using our services. In the past we have experienced unsuccessful attempts at electronic break-ins but we may experience break-ins in the future. Any such events could substantially harm our business, financial condition, and results of operations.

     We have an Internet hosting agreement with a third party hosting provider, who houses the majority of our servers. Our network operations center is situated at the hosting provider in a single geographic location, and not all systems within this location are redundant. Our operations depend on their ability to protect our systems against damage from fire, earthquake, power loss, flood, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any major disruption in our services could take a substantial amount of time to remedy, and could diminish revenues, decrease customer and user confidence in our services and limit the growth of our business.

We may not be able to distribute our services abroad due to United States export laws, which could cause us to lose sales.

     The encryption technology contained in our services and products is subject to United States export controls. These export controls limit our ability to distribute certain encrypted services and products outside of the United States. While we take precautions against unlawful exportation, such export inadvertently may have occurred in the past or may occur from time to time in the future, subjecting us to potential liability. Future legislation or regulation may further limit the encryption technology that we can include in our services and products. In addition, foreign governments have import and domestic use laws and regulations that restrict the types of permitted encryption software distributed in their countries. Such regulations could alter the design, production, distribution, and use of our services and products. Finally, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in U.S. and international markets.

If the use of the Internet in education and business does not grow, demand for our solutions will be limited.

     The success of our services and products in the education market will depend, in large part, on the continued broad use and acceptance of the Internet as a source of information in educational settings. Schools, teachers and parents may cease to consider the Internet a viable research tool due to concerns over the potential exposure of students to unsuitable material, even with filtering services such as ours, or because of inadequate development of telecommunications and networking systems. Similarly, we are uncertain of the extent to which businesses will use the Internet as a means of communication and commerce and whether the market for Internet filtering solutions will continue to develop.

     The Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Cutbacks in technology funding could also limit use of the Internet in schools. If the necessary Internet infrastructure and complementary products are not developed on a timely basis, or if school and business use of the Internet experiences a significant decline, demand for our solutions may be limited.

The concentrated ownership of our common stock could delay or prevent a change of control, which could cause a decline in the market price of our common stock.

     As of September 30, 2002, our directors, executive officers and their affiliated entities together beneficially owned approximately 40% of our outstanding common stock and stock options. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

Our articles of incorporation and bylaws, our shareholder rights plan and Washington law contain provisions that could discourage a takeover.

     Some provisions of our Restated Articles of Incorporation and Amended Bylaws, our shareholder rights plan and Washington law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. This could limit the price that certain investors might be willing to pay in the future for shares of our common stock.

Item 2. Properties.

     Our principal place of business is located in Seattle, Washington where, as of September 30, 2002, we lease approximately 38,724 square feet of office space, of which 7,530 square feet has been subleased to a third party. Our principal lease expires on August 31, 2005. Our subsidiary office in the United Kingdom is located in a facility under lease expiring in April 30, 2003. We currently lease another sales office in Australia.

Item 3. Legal Proceedings.

     An individual represented by the American Civil Liberties Union has recently filed a lawsuit against us in federal court. The plaintiff is purportedly a computer researcher who allegedly seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our Internet filtering solutions for purposes of determining whether these solutions exclude some speech on the Internet that is constitutionally protected. He alleges that his activities in conducting this analysis, if he ever does so, would violate our standard license agreement and our intellectual property rights. The plaintiff alleges that the threat that we will enforce our license agreement and our other rights has deterred him from this activity, which he alleges is protected under the “fair use” doctrine of copyright law and other legal doctrines. He seeks a declaration to prohibit us from enforcing the license agreement against him based on his use of our software in his research activities. To the extent that this claim is resolved in the plaintiff’s favor, it could materially affect our ability to enforce our license agreements and other intellectual property rights against certain users of our software filtering products. In addition, it could contribute to an increase in the number of people who seek to use our software in ways that we believe violate our proprietary rights. Even if the particular claim described above is resolved in our favor, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.

PART II

Item 5. Market for Registrant’s Common Stock and Related Stockholder Matters.

     Our common stock is traded on the OTC-BB under the symbol “NTWO”. Our common stock was traded on the Nasdaq National Market from July 30, 1999, the effective date of our initial public offering, through March 20, 2002. Effective with the opening of business on March 21, 2002, our common stock began trading on the OTC-BB. The following table sets forth the high and low closing prices of our common stock for each quarterly period during the last two fiscal years, as reported by Nasdaq and the OTC-BB. These quotations represent inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

	High	Low

Fiscal 2002
Fourth Quarter of 2002 — July 1, 2002 through September 30, 2002	$0.27	$0.14
Third Quarter of 2002 — April 1, 2002 through June 30, 2002	0.37	0.25
Second Quarter of 2002 — January 1, 2002 through March 31, 2002	0.47	0.19
First Quarter of 2002 — October 1, 2001 through December 31, 2001	0.53	0.31
Fiscal 2001
Fourth Quarter of 2001 — July 1, 2001 through September 30, 2001	0.720	0.260
Third Quarter of 2001 — April 1, 2001 through June 30, 2001	1.420	0.281
Second Quarter of 2001 — January 1, 2001 through March 31, 2001	1.813	0.281
First Quarter of 2001 — October 1, 2000 through December 31, 2000	2.560	0.250

     As of October 25, 2002, there were approximately 201 holders of record of our common stock. This number does not include the number of shareholders whose shares are held of record by a brokerage house or clearing agency but does include such brokerage house or clearing agency as one record holder.

     We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities may be issued to employees, directors, consultants, advisors or other persons, in exchange for consideration in the form of services:

			Number of securities
	Number of Securities to be		remaining available for future
	issued upon exercise of	Weighted average exercise	issuance under equity
	outstanding options, warrants	price of outstanding options,	compensation plans (excluding
	and rights	warrants and rights	securities reflected in column (a))
Plan Category	(a)(#)	(b)($)	(c)(#)

Equity compensation plans approved by security holders	3,795,198 (1)	$1.50	2,355,204
Equity compensation plans not approved by security holders	1,939,283 (2)	$3.04	10,000

Total	5,734,481	$2.02	2,365,204

(1)	Issuable under our 1997 Stock Option Plan, 1999 Stock Option Plan, 1999/2000 Transition Plan, 2000 Stock Option Plan, and Nonemployee Director Stock Option Plan.

(2)	Issuable under our 2002 Stock Award Plan, various individual stock option and employment agreements, or stock purchase warrants as described in Notes 13 and 14 to our Consolidated Financial Statements.

Item 6. Selected Consolidated Financial Data.

     The following selected consolidated financial data should be read in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information included elsewhere in this report.

	Fiscal Year Ended September 30,

	1998	1999	2000(1)	2001(2)	2002

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$3,078	$6,680	$10,973	$9,121	$11,135
Loss from operations	(2,310)	(7,869)	(41,297)	(28,683)	(6,591)
Interest income (expense), net	(287)	148	2,039	500	120
Net loss	(2,597)	(7,721)	(39,258)	(35,461)	(6,606)
Basic and diluted net loss per share	$(0.30)	$(0.57)	$(1.82)	$(1.63)	$(0.30)
Basic and diluted weighted average shares outstanding	8,687	13,620	21,578	21,704	21,840

	Fiscal Year Ended September 30,

	1998	1999	2000	2001	2002

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$121	$7,743	$7,993	$5,979	$4,009
Working capital (deficit) (3)	(2,234)	41,447	22,445	3,940	(2,193)
Property and equipment, net	1,271	3,990	10,192	3,136	1,249
Total assets	1,848	67,556	44,111	12,770	8,635
Deferred revenue	1,334	1,607	946	7,432	9,042
Long-term obligations, excluding current portion	1,942	952	3,298	29	105
Total shareholders’ equity (deficit)	(2,904)	61,498	34,559	3,177	(1,772)

(1)	Loss from operations includes the impact of a $6.1 million write-down of acquired intangible assets and the results of operations of N2H2 Pty Limited since its acquisition on February 23, 2000.

(2)	Loss from operations includes the impact of a $3.4 million write-down of field servers; a $1.4 million write-down of acquired intangible assets; and a $0.5 million write-down of technology licenses.

(3)	Includes current portion of deferred revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Result of Operations.

     You should read this section together with the financial statements and other financial information included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in these forward-looking statements as a result of various factors, including those discussed in “Important Factors That May Affect Our Business, Our Results of Operations and Our Stock Price”. Certain reclassifications of prior year balances have been made for consistent presentation with the current year. These reclassifications have not impacted previously reported net loss, shareholders equity or cash flows.

Overview

     N2H2 is a leading provider of content filtering for the Internet. We provide solutions that are designed to allow Internet users to filter 41 content categories thereby increasing productivity, reducing bandwidth consumption, and limiting potential legal liability.

     As a leading provider of Internet content filtering to schools, we are attempting to leverage our expertise in filtering large-scale networks within sensitive environments via additional channel presence and expansion plans for ISP’s, corporations, governments, and other organizations. We have customers in several countries including Australia, Canada, Chile, the Dominican Republic, Japan, Mexico, the United Kingdom and the United States. To cover these markets, we use a combination of our own sales force and various resellers, both domestic and international.

     During fiscal 2002, we released multiple new Windows and Linux filtering products that support Cisco PIX Firewall, Cisco Content Engine, Novell BorderManager, SonicWALL and Stratacache, as well as releasing upgrades and enhancements to our filtering products for Microsoft ISA Server and Microsoft Proxy Server 2.

     Our prospects are subject to the risks, expenses, and difficulties encountered by companies in the rapidly evolving Internet market. We have incurred significant net losses since inception and, as of September 30, 2002, had incurred aggregate operating losses of approximately $93.4 million from inception. These losses have been funded primarily through the issuance of common stock. We intend to continue to seek opportunities to improve efficiencies in our operations to better control expenses and reduce operating losses.

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements contained in this report describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. We believe the following critical accounting policies affect our more significant judgments, assumptions and estimates used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

     We derive our revenue primarily from sales of Internet filtering subscriptions. A smaller portion of our revenue also comes from installation and maintenance fees, and historically, advertising. We recognize revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed and determinable, and collection is reasonably assured.

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

Allowance for Doubtful Accounts

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

Deferred Tax Assets

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

Contingencies

     We are subject to the possibility of various loss contingencies arising in the ordinary course of business. We consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss in evaluating loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to us to determine whether such accruals should be adjusted.

Comparison of Fiscal 2002 to 2001

Internet filtering and consulting service revenues

     Internet filtering and consulting service revenues accounted for 100% of our revenues for fiscal 2002 and 94% of our revenues for fiscal 2001. Internet filtering and consulting service revenues increased by 30% to $11.1 million, compared to $8.6 million for fiscal 2001. Fiscal 2002 revenue reflects our increased base of paying education customers, resulting from conversions from our advertising-based filtering model to our subscription fee-based model during the second half of fiscal 2001, combined with additional new sales to the education market during the year. Sales to corporate customers made by our growing network of resellers have also contributed to our increased revenue. In addition, sales of our new software-based solutions have added to our revenue for fiscal 2002. The increase in revenue was partially offset by a decline in revenue recognized under SAB 101. The amount of SAB 101 revenue recognized during the year was $0.8 million, down from $2.6 million in the prior year.

Advertising revenues

     During fiscal 2001, we terminated our advertising-based fee structure previously offered to schools and converted over 70% of those customers to a fee-paying subscription model. Accordingly, advertising has been eliminated as a source of revenue.

Internet filtering services and customer support

     Internet filtering services and customer support costs consist of the costs of Web site review, technical support, costs associated with building and maintaining our database, collocation, bandwidth, and an allocation of corporate facilities costs. Costs of Internet filtering services and customer support decreased by 35% to $3.4 million, compared to $5.2 million for fiscal 2001. The decrease is largely due to savings from reductions to the employee count made in late 2001, and Internet connectivity and collocation cost savings realized by changing vendors and negotiating more favorable terms. We expect Internet filtering services and customer support costs to decrease in the next fiscal year as we realize the cost savings from reductions in the employee count that took place in the fourth quarter of fiscal 2002.

Educational content and advertising costs

     Educational content and advertising costs previously consisted of product license fees and advertiser commissions. Educational content and advertising costs have been eliminated due to the termination of our advertising-based filtering model.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and stock compensation expense for personnel engaged in selling and marketing functions, and various marketing programs such as public relations, advertising, and lead generation. Sales and marketing also includes an allocation of corporate facilities costs. Sales and marketing expenses decreased 42%, to $7.1 million, compared to $12.1 million for fiscal 2001. The decrease is due in large part to reduced deferred stock compensation expense. Deferred stock compensation is being amortized using an accelerated method, which resulted in higher expense in 2001 as compared to 2002. The decrease is also due in part to our reduced direct sales staff and related expenses, as we continue to shift a large portion of our sales efforts to an indirect sales channel in which we attempt to leverage distributors and resellers to increase our customer base. With our focus channeled toward our core competencies of filtering, monitoring, and reporting solutions, we have eliminated sales and marketing expenditures related to non-core products. This has further contributed to the decrease in total sales and marketing expense. We expect sales and marketing costs to decrease slightly in the next year as we realize the cost savings from reductions in the employee count that took place in the fourth quarter of fiscal 2002. However, such savings will be partially offset as we continue to build, train, and support our distribution channels.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, insurance costs, and an allocation of corporate facilities costs. General and administrative expenses decreased by 38% to $3.5 million, compared to $5.7 million for fiscal 2001. This decrease is primarily due to reductions in our administrative staff that took place late in fiscal 2001. We also incurred less bad debt expense in fiscal 2002, as the improved health of our customer base resulted in better collection rates for fiscal 2002. In addition, we have reduced our spending on professional services and other support functions and negotiated more favorable contract terms. We expect general and administrative expenses to remain materially consistent in the next fiscal year.

Research and development

     Research and development costs consist primarily of salaries and benefits for software developers, consulting fees and an allocation of corporate facilities costs. Research and development activities consist primarily of developing new filtering products and enhancing existing products. Product costs related to internal research and development have been expensed as incurred. Research and development expenses decreased by 55% to $1.9 million, compared to $4.1 million for fiscal 2001. This decrease is primarily due to reductions in our development staff that took place late in fiscal 2001, and reducing our use of contractors and third-party service providers in the development of our products. We expect research and development expenses to continue to decrease slightly in the next fiscal year.

Depreciation and amortization

     Depreciation consists of depreciation on all fixed assets and leasehold improvements. Amortization previously consisted of amortization of technology licenses and acquired intangible assets. Depreciation and amortization expenses decreased by 59% to $1.9 million, compared to $4.7 million for fiscal 2001. In fiscal 2001, as a result of changes in the Company’s service model, we performed an impairment test as required by SFAS 121 and recorded a full write-down of remaining field servers, acquired intangible assets, and technology licenses. Accordingly, no depreciation or amortization associated with those assets was recorded in fiscal 2002.

Interest income and expense

     Interest income consists primarily of interest earned on our cash equivalents. Interest expense consists of interest paid on our capital leases. Net interest income has decreased by 76% to $120,000, compared to $500,000 fiscal 2001. The decrease is due to our reduced cash and investment balance. Interest expense has been substantially eliminated due to the repayment of all of our outstanding bank debt during fiscal 2001.

Comparison of Fiscal 2001 to 2000

Internet filtering and consulting service revenues

     Internet filtering and consulting service revenues accounted for 94% of our revenues for fiscal 2001 and 78% of our revenues for fiscal 2000. Internet filtering and consulting service revenues remained flat at $8.6 million for both fiscal 2001 and 2000, despite the adoption of Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, in fiscal 2001. SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, we recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, we began deferring installation revenue over the expected life of the customer relationship periods. Fiscal 2001 revenue reflects growth in filtering subscriptions, offset by the effect of deferring installation revenues over the expected term of the customer relationship in accordance with SAB 101.

Advertising revenues

     Advertising revenues accounted for 6% of total revenues for fiscal 2001, compared to 22% for fiscal 2000. Advertising revenues decreased by 79% to $0.5 million for fiscal 2001, from $2.4 million for fiscal year 2000. The decrease resulted from the conclusion of the advertising model in fiscal 2001. Advertising revenue has been eliminated for future periods due to our transition back to a subscription-based filtering model for all customers.

Internet filtering services and customer support

     Costs of Internet filtering services and customer support decreased by 23% to $5.2 million for fiscal 2001, from $6.7 million for fiscal 2000. This decrease was primarily due to our reduced level of staffing and personnel related expenses. In addition, key vendor contracts were renegotiated to obtain more favorable terms.

Educational content and advertising costs

     Educational content and advertising expenses decreased by 53% to $0.7 million for fiscal 2001, from $1.5 million for fiscal 2000. This decrease was due to the conclusion of our advertising-based filtering model and the corresponding cancellation of all advertising related contracts.

Sales and marketing

     Sales and marketing expenses decreased by 36% to $12.1 million for fiscal 2001, from $19.0 million for fiscal 2000. The decrease was due in part to our reduced direct sales staffing and related expenses, as we shifted a large portion of our sales efforts to the indirect sales channel. We also renegotiated various marketing contracts and eliminated all sales and marketing expenditures related to the advertising-based filtering program. In addition, deferred stock compensation expense declined due to an accelerated method of amortization.

General and administrative

     General and administrative expenses decreased by 41% to $5.7 million for fiscal 2001, from $9.7 million for fiscal 2000. This decrease was primarily due to significant reductions in administrative staffing and related personnel costs, partially offset by severance-related costs for employees and certain terminated officers. In addition, amortization of deferred stock compensation declined significantly due to the cancellation of certain stock options for employees who are no longer employed by us. Further, we reduced our spending on contractors and third-party professional service providers.

Research and development

     Research and development expenses decreased by 15% to $4.1 million for fiscal 2001, from $4.8 million for fiscal 2000. This decrease was primarily a result of reducing our use of contractors and third-party service providers in the development of our products.

Write-down of acquired intangible assets

     Intangible assets related to the fiscal 2000 acquisition of N2H2 Pty Limited (formerly Iseek Pty Limited) were assessed for impairment at September 30, 2000 due to operating results and forecasts from N2H2 Pty Limited being less than expected. This assessment resulted in a write-down of intangible assets of $6.1 million for fiscal 2000. In June of fiscal 2001, we recorded an additional $1.4 million write-down for the remaining carrying value of acquired intangible assets, again due to operating results and updated forecasts being less than expected. The impairment charges were calculated as the excess of the fair value, as calculated by the present value of future cash flows from N2H2 Pty Limited, over the carrying value of the intangible assets.

Write-down of investment

     During fiscal 2001, we recorded a $3.0 million impairment loss on a strategic investment in a privately held company. The loss represented our entire investment in the common stock of that company. The impairment was recorded based on currently available financial information of the investee company.

Write-down of technology licenses

     During fiscal 2001, we recorded a $0.5 million write-down on software license agreements once it was determined that the licenses would not be used as part of our product offerings. The impairment charge represented the total net carrying value of the intangible assets.

Write-down of field servers

     During fiscal 2001, we introduced our new software-based filtering solutions and developed a plan to eventually phase out the proxy server product line. The proxy server-based product will no longer be promoted to new customers. Under the guidance provided by Financial Accounting Standard No. 121 (FAS 121), we concluded that an event has occurred that indicated the recovery of the carrying amounts for related field servers should be assessed. Consequently, management completed a cash flow analysis of the field server assets, which showed that the estimated cash flows were less than the carrying value of the field server assets. Accordingly, pursuant to FAS 121, management estimated the fair value of the field server assets to be zero based upon third party evidence, and hence recorded an impairment charge of $3.4 million.

Sale of Iseek Communications

     On August 31, 2001, we sold the assets and liabilities of Iseek Communications for $1.00. Iseek Communications was a subsidiary of N2H2 Pty Limited and offered a product line consisting of Internet hosting and collocation services in Australia. We recorded a loss on the sale of $205,000.

Liquidity and Capital Resources

     Cash and cash equivalents were $4.7 million (including restricted cash of $675,000) or 54% of total assets at September 30, 2002, compared to $6.7 million (including restricted cash of $675,000) or 52% of total assets at September 30, 2001. The decrease in cash and cash equivalents is primarily due to cash used to fund operations, combined with minor purchases of computer equipment and payments under capital lease and note payable obligations. Operating activities consumed $1.8 million for the year, compared to $12.3 million for fiscal 2001.

     Investing activities provided $9,000 in fiscal 2002, compared to $15.8 million in fiscal 2001. Cash provided from investing activities has substantially decreased due to our decreased cash and investment balances. Fiscal 2002 investing activities consist of amounts collected on notes receivable and proceeds from sales of fixed assets, partially offset by capital expenditures. Additions to property and equipment totaled $147,000 during the year, compared to $1.6 million for fiscal 2001. The additions to property and equipment during fiscal 2002 primarily consisted of computer equipment purchased to provide additional backup and storage capacity for electronic data. We anticipate a small increase in equipment purchases during fiscal 2003 to support our internal operations and our growing customer base.

     Financing activities consumed $185,000 in fiscal 2002, compared to $5.5 million in fiscal 2001. Financing activities primarily consist of payments under capital lease and note payable obligations. Restricted cash of $675,000 is pledged as collateral for a letter of credit related to our leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments.

     We have experienced significant net operating losses from inception. In fiscal 2002, we incurred operating losses of $6.6 million. We anticipate that operating losses will continue at least through a portion of fiscal 2003 as we continue to develop our distribution channels and customer base. Given our reduced level of employees and operating expenses, and our customer renewal rates, we believe that our cash on hand, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. If cash generated from operations is insufficient to satisfy our short-term or long-term liquidity requirements, we may seek to further reduce expenses, sell additional equity or debt securities, obtain a credit facility, or sell N2H2. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If revenues generated from operations are insufficient to satisfy our long-term liquidity requirements and we are not successful in further reducing expenses, raising additional funds, or finding a buyer for N2H2 on acceptable terms when needed, our business would fail.

     Following is a summary of our significant unconditional contractual obligations and commercial commitments:

	Payments Due by Period

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Contractual Obligations:
Operating Lease	$3,700,000	$1,200,000	$2,500,000	—	—
Capital Leases	$23,000	$23,000	—	—	—

Total	$3,723,000	$1,223,000	$2,500,000	—	—

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standard 141 – Business Combinations, or FAS 141. FAS 141, effective for all business combinations initiated after July 1, 2001, requires that all business combinations be accounted for using the purchase method of accounting. Further, FAS 141 requires certain intangible assets to be recognized as assets apart from goodwill if they meet certain criteria. FAS 141 also requires expanded disclosures regarding the primary reason for consummation of the combination and the allocation of the purchase price to the assets acquired and liabilities assumed by major balance sheet caption. The adoption of FAS 141 did not have a material effect on our results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 142 – Goodwill and Intangible Assets, or FAS 142. FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. The adoption of FAS 142 did not have a material effect on our results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 143 – Accounting for Asset Retirement Obligations, or FAS 143. FAS 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of FAS 143 did not have a material effect on our results of operations or financial position.

     In August 2001, the FASB issued Financial Accounting Standard 144 – Accounting for the Impairment or Disposal of Long-Lived Assets, or FAS 144. FAS 144, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting requirements for the impairment or disposal of long-lived assets. We do not expect the adoption of FAS 144 to have a material effect on our results of operations or financial position.

     In July 2002, the FASB issued Financial Accounting Standards 146 – Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. FAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on its operating results or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities as we have the ability to hold them for an indefinite period. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position, or cash flows. We believe the reported amounts of cash equivalents and capital lease obligations at September 30, 2002 are reasonable approximations of their fair values. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Shareholders of
N2H2, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of N2H2, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in note 3 to the consolidated financial statements, the Company changed its method of accounting for installation revenue effective October 1, 2000.

PricewaterhouseCoopers LLP

Seattle, Washington
December 10, 2002

N2H2, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,

	2002	2001

ASSETS
Current assets
Cash and cash equivalents	$4,009	$5,979
Restricted cash and cash equivalents	675	675
Accounts receivable (net of allowances of $265 and $284 in 2002 and 2001, respectively)	1,825	2,066
Prepaid expenses and other current assets	737	774

Total current assets	7,246	9,494
Property and equipment, net	1,249	3,136
Other assets	140	140

Total assets	$8,635	$12,770

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$262	$807
Accrued payroll and benefits	452	738
Other accrued liabilities	467	342
Deferred revenue	8,179	6,136
Note payable	58	42
Current portion of capital lease obligations	21	203

Total current liabilities	9,439	8,268
Deferred revenue	863	1,296
Capital lease and other obligations, net of current portion	105	29

Total liabilities	10,407	9,593

Commitments and contingencies
Shareholders’ equity (deficit)
Preferred stock, no par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 250,000 shares authorized; 22,104 and 22,060 issued and outstanding in 2002 and 2001, respectively	92,176	92,166
Notes receivable from shareholders, net of allowances	(41)	(48)
Deferred stock compensation	(415)	(2,030)
Accumulated other comprehensive loss	(102)	(127)
Accumulated deficit	(93,390)	(86,784)

Total shareholders’ equity (deficit)	(1,772)	3,177

Total liabilities and shareholders’ equity (deficit)	$8,635	$12,770

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended September 30,

	2002	2001	2000

Revenues:
Internet filtering and consulting services	$11,135	$8,612	$8,593
Advertising	—	509	2,380

Total revenues	11,135	9,121	10,973

Operating expenses:
Internet filtering services and customer support	3,382	5,216	6,734
Educational content and advertising costs	—	703	1,495
Sales and marketing	7,078	12,111	18,971
General and administrative	3,504	5,667	9,652
Research and development	1,858	4,084	4,817
Depreciation and amortization	1,904	4,678	4,512
Write-down of acquired intangible assets	—	1,396	6,089
Write-down of technology licenses	—	513	—
Write-down of field servers	—	3,436	—

Total operating expenses	17,726	37,804	52,270

Loss from operations	(6,591)	(28,683)	(41,297)
Interest income, net of interest expense	120	500	2,039
Loss on disposal of property and equipment	(135)	(519)	—
Write-down of investment	—	(3,000)	—
Loss on sale of Iseek Communications	—	(205)	—

Loss before change in accounting policy	(6,606)	(31,907)	(39,258)
Cumulative effect of change in accounting policy	—	(3,554)	—

Net loss	$(6,606)	$(35,461)	$(39,258)

Basic and diluted net loss per share:
Loss before change in accounting policy	$(0.30)	$(1.47)	$(1.82)
Effect of change in accounting policy	—	(0.16)	—

Net loss per share	$(0.30)	$(1.63)	$(1.82)

Basic and diluted weighted average shares outstanding	21,840	21,704	21,578

Pro forma amounts assuming the change in accounting policy was applied retroactively:
Net loss		$(31,907)	$(40,701)
Basic and diluted net loss per share		$(1.47)	$(1.89)

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

			Note		Accumulated
	Common Stock		Receivable	Deferred	Other
			From	Stock Option	Compensation	Accumulated
	Shares	Amount	Shareholders	Compensation	Income	Deficit	Total

Balance at October 1, 1999	21,064,285	$75,528	$(25)	$(1,940)	—	$(12,065)	$61,498
Issuance of common stock related to acquisition, net of purchase costs	925,000	16,104		(8,911)			7,193
Issuance of common stock related to employee stock purchase plan	36,453	77					77
Exercise of stock options and warrants	556,771	519					519
Issuance of warrants		1,255					1,255
Issuance of notes receivable to shareholders, net of reserve of $805			(1,048)				(1,048)
Deferred compensation relating to remeasurement of variable stock options		56		(56)			—
Reversal of deferred compensation relating to forfeiture of stock options		(454)		454			—
Amortization of deferred stock option compensation				4,384			4,384
Comprehensive loss:
Net loss						(39,258)	(39,258)
Unrealized loss on foreign currency translation					(61)		(61)

Total comprehensive loss					(61)	(39,258)	(39,319)

Balance at September 30, 2000	22,582,509	93,085	(1,073)	(6,069)	(61)	(51,323)	34,559
Issuance of common stock related to employee stock purchase plan	18,722	6					6
Exercise of stock options	266,716	73		(5)			68
Settlement of notes receivable from shareholder	(807,868)	(645)	1,092				447
Interest earned on notes receivable from shareholders			(71)				(71)
Payments received on notes receivable from shareholders			4				4
Deferred compensation relating to remeasurement of variable stock options		(14)		14			—
Reversal of deferred compensation relating to forfeiture of stock options		(339)		339			—
Amortization of deferred stock option compensation				3,691			3,691
Comprehensive loss:
Net loss						(35,461)	(35,461)
Unrealized loss on foreign currency translation					(66)		(66)

Total comprehensive loss					(66)	(35,461)	(35,527)

Balance at September 30, 2001	22,060,079	92,166	(48)	(2,030)	(127)	(86,784)	3,177
Issuance of common stock related to employee stock purchase plan	36,077	8					8
Exercise of stock options	7,920	2					2
Stock awards granted	300	0					0
Change in reserve for notes receivable from shareholders			(95)				(95)
Interest earned on notes receivable from shareholders			(22)				(22)
Payments received on notes receivable from shareholders			124				124
Amortization of deferred stock option compensation				1,615			1,615
Comprehensive loss:
Net loss						(6,606)	(6,606)
Unrealized gain on foreign currency translation					25		25

Total comprehensive loss					25	(6,606)	(6,581)

Balance at September 30, 2002	22,104,376	$92,176	$(41)	$(415)	$(102)	$(93,390)	$(1,772)

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended September 30,

	2002	2001	2000

Cash Flows from Operating Activities
Net loss	$(6,606)	$(35,461)	$(39,258)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,904	4,678	4,512
Amortization of deferred stock compensation	1,615	3,691	4,384
Provision for accounts receivable	30	308	369
Write-down of acquired intangible assets	—	1,396	6,089
Write-down of technology licenses	—	513	—
Write-down of field servers	—	3,436	—
Write-down of investment	—	3,000	—
Change in accounting policy, net	(764)	993	—
Loss on disposal of property and equipment	135	519	—
Loss on sale of Iseek Communications	—	205	—
Compensation expense for forgiveness of shareholder loans	—	447	—
Interest earned on shareholder loans	(22)	(71)	—
Provision for (recovery of) shareholder loans	(95)	—	805
Change in operating assets and liabilities:
Accounts receivable	211	(410)	(1,005)
Prepaid expenses and other assets	—	495	(384)
Accounts payable	(545)	(1,115)	57
Royalties payable	—	(198)	98
Accrued liabilities	(161)	(197)	215
Deferred revenue	2,374	5,493	(661)
Other non-current liabilities	105	—	—

Net cash used by operating activities	(1,819)	(12,278)	(24,779)

Cash Flows from Investing Activities
Purchases of investments	—	(13,100)	(13,000)
Maturities of investments	—	30,392	45,344
Additions to property and equipment	(147)	(1,568)	(9,499)
Proceeds from sale of property and equipment	32	78	—
Notes receivable from shareholders	124	4	(1,853)
Transaction costs incurred for N2H2 Pty Limited acquisition, net of cash acquired	—	—	(229)

Net cash provided by investing activities	9	15,806	20,763

Cash Flows from Financing Activities
Issuance of common stock, net	8	6	77
Exercise of stock options and warrants	2	67	519
Payments under capital lease obligations	(211)	(194)	(991)
Borrowings under notes payable	75	54	5,000
Repayments of notes payable	(59)	(4,734)	(278)
Cash restricted to collateralize letter of credit	—	(675)	—

Net cash provided by (used by) financing activities	(185)	(5,476)	4,327

Effects of exchange rates	25	(66)	(61)
Net increase (decrease) in cash and cash equivalents	(1,970)	(2,014)	250
Cash and cash equivalents, beginning of period	5,979	7,993	7,743

Cash and cash equivalents, end of period	$4,009	$5,979	$7,993

The accompanying notes are an integral part of these consolidated financial statements.

N2H2, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

     N2H2, Inc. (N2H2 or the Company), a Washington corporation, was founded in 1995. The Company is an Internet access management company, providing filtering, reporting and usage management software and related services to conserve bandwidth, increase user productivity, and seeks to limit potential legal liabilities of its customers relating to inappropriate employee Internet use. The Company’s Internet filtering is designed to enable organizations (enterprises, government institutions, ISP’s, schools) to control costs through customizable filtering levels that are designed to allow users only access to Web content most relevant to their specific environment.

     The Company has experienced significant net operating losses from inception and has an accumulated shareholders’ deficit. In fiscal 2002, the Company incurred operating losses of $6.6 million and used $1.8 million of cash in its operating activities. Management anticipates that operating losses will continue at least through a portion of fiscal 2003 as the Company continues to develop its distribution channels and customer base. If cash generated from operations is insufficient to satisfy the Company’s short-term or long-term liquidity requirements, management may seek to further reduce expenses, sell additional equity or debt securities, or obtain a credit facility to continue its operations beyond September 30, 2003. Alternatively, management may seek to sell the Company. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict the Company’s operations. The Company has not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

     On March 20, 2002, the Company received notification from the Nasdaq National Market that the Company had failed to meet Nasdaq listing requirements as set forth in Marketplace Rule 4450(a)(3). The Company’s common stock was delisted from Nasdaq after the close of trading on March 20, 2002. Effective with the opening of business on March 21, 2002, the Company’s common stock began trading on the Over-The-Counter Bulletin Board under the symbol “NTWO”. As a result of the delisting, it may be more difficult to achieve liquidity of shares of N2H2 common stock, and the delisting may also impair the Company’s ability to raise additional capital.

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

Revenue Recognition

     The Company’s revenues are derived primarily from sales of Internet filtering subscriptions. A smaller portion of its revenue also comes from installation and maintenance fees, and historically, advertising. The Company recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed and determinable, and collection is reasonably assured.

     Subscription revenues represent the fees associated with the right to use the Company’s software and/or hardware, and to access the Company’s filtering updates. Maintenance revenues represent fees associated with technical support services provided to customers. Subscription agreements and most maintenance services are evidenced by signed contracts, which are generally 12, 24 or 36 months in duration. Subscription and maintenance revenues are recognized on a straight-line basis over the life of the contract. Contracts billed in advance of services provided are recorded as deferred revenue. Upon expiration of the contract, customers who wish to renew must do so at the Company’s then current rates. The Company’s revenue growth is significantly influenced by subscription renewals, and a decrease in renewals could negatively impact the Company’s revenue.

     Installation revenues represent one-time fees associated with the customization and installation of the Company’s software on customer servers. Installation services are billed upon completion and are recognized over the expected life of the customer relationship in accordance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company estimates the expected life of its customer relationships based on a number of factors, including customer type and customer history. Estimates of expected customer lives are assessed on an ongoing basis. A material change in the estimated customer life could significantly impact the rate at which the Company recognizes these revenues.

     Advertising revenue contracts based on the number of impressions displayed or click-throughs provided were recognized as services were rendered. Also included in advertising revenues were barter revenues generated from exchanging advertising services for a license. Revenues from barter transactions were recognized at the fair value of advertisements delivered in the period when advertising was provided, and services received were charged to expense on a straight-line basis over the contract period. Barter revenues for fiscal year 2001 and 2000 were $0.2 million and $0.6 million, respectively. There were no barter revenues in fiscal 2002. All contracts with advertisers were concluded or cancelled during fiscal 2001.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company estimates the allowance based on a number of factors, including historical collection and write-off experience, the overall credit-worthiness of its customer base, the aging of the Company’s accounts receivable and current market trends. If the financial condition of customers deteriorates, additional allowances may be required.

Deferred Tax Assets

     The Company has experienced significant net operating losses since inception. These losses have generated sizeable net operating loss carry-forwards potentially available to offset future taxable income. A full valuation allowance has been recorded against the deferred tax assets available to us for use in future periods to reduce these assets to the amount expected to be realized. However, if it was determined that the Company could realize these deferred tax assets in the future, an adjustment to the deferred tax assets would increase income or reduce losses in the period such determination was made.

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

Investments

     The Company invests primarily in debt securities, which are classified as held-to-maturity at purchase. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments. Realized gains and losses are computed based upon specific identification. The company did not hold any investments at September 30, 2002 or 2001.

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

Advertising and Marketing Expense

     All costs related to marketing and advertising the Company’s products are expensed in the periods incurred. Advertising and marketing expenses were $1,404,000, $1,465,000 and $4,248,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Research and Development Costs

     Research and development expenses consist principally of payroll and related expenses for design and development of the Company’s technologies. Research and development costs are expensed as incurred.

Shipping and Handling Costs

     Costs related to shipping and handling of customer servers, including returns, exchanges and replacement parts, are included within Internet Filtering Services and Customer Support costs on the Statement of Operations. Shipping and handling expenses were $37,000, $81,000 and $101,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

Income Taxes

     The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities, and on tax loss and credit carry-forwards, at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established when necessary, to reduce deferred tax assets to amounts expected to be realized.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risk include primarily cash and cash equivalents and accounts receivable. The Company places its cash deposits and certain short-term investments in bank deposits and money market funds with high credit quality financial institutions. At September 30, 2002, the Company had cash in one financial institution that exceeded federally insured limits. Domestic accounts receivable consists of account balances due from customers dispersed across the United States, with industry concentrations in school districts and Internet service providers. International accounts receivable represent 32%, 19%, and 25% of total accounts receivable at September 30, 2002, 2001 and 2000, respectively, and are denominated primarily in United States dollars. No customer accounted for 10% or more of the Company’s revenues in any year.

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

     The following presents revenue by geographic region for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000

United States	$9,362,000	$7,949,000	$9,919,000
International	1,773,000	1,172,000	1,054,000

	$11,135,000	$9,121,000	$10,973,000

     Long-lived assets located outside the United States are not significant.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standard 141 – Business Combinations, or FAS 141. FAS 141, effective for all business combinations initiated after July 1, 2001, requires that all business combinations be accounted for using the purchase method of accounting. Further, FAS 141 requires certain intangible assets to be recognized as assets apart from goodwill if they meet certain criteria. FAS 141 also requires expanded disclosures regarding the primary reason for consummation of the combination and the allocation of the purchase price to the assets acquired and liabilities assumed by major balance sheet caption. The adoption of FAS 141 did not have a material effect on our results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 142 – Goodwill and Intangible Assets (FAS 142). FAS 142, effective for fiscal years beginning after December 15, 2001, defines accounting requirements for the treatment of goodwill. Under FAS 142, goodwill is considered to have an indefinite life and is therefore subject to impairment accounting rather than amortization. The adoption of FAS 142 did not have a material effect on the Company’s results of operations or financial position.

     In July 2001, the FASB issued Financial Accounting Standard 143 – Accounting for Asset Retirement Obligations (FAS 143). FAS 143, effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The adoption of FAS 143 did not have a material effect on its results of operations or financial position.

     In August 2001, the FASB issued Financial Accounting Standard 144 – Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144). FAS 144, effective for fiscal years beginning after December 15, 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company does not expect the adoption of FAS 144 to have a material effect on its results of operations or financial position.

     In July 2002, the FASB issued Financial Accounting Standards 146 – Accounting for Costs Associated with Exit or Disposal Activities, or FAS 146. FAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on its operating results or financial position.

Reclassifications

     Certain reclassifications of prior year balances have been made for consistent presentation with the current year. These reclassifications have not impacted previously reported net loss, shareholders equity or cash flows.

3. Change in Accounting Policy

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective October 1, 2000, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of its customer relationships. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3,554,000 on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining customer relationship periods. The amount of related deferred revenue that was recognized as revenue during fiscal 2002 and 2001 was $764,000 and $2,561,000, respectively. The remaining $229,000 of related deferred revenue will be recognized in fiscal 2003.

4. Property and Equipment

     Property and equipment consists of the following:

	September 30,

	2002	2001

Computer equipment	$3,687,000	$5,265,000
Furniture and fixtures	1,039,000	1,058,000
Leasehold improvements	927,000	908,000
Internal use software	1,008,000	1,005,000
Other assets – vehicles	45,000	88,000

	6,706,000	8,324,000
Less: Accumulated depreciation and amortization	(5,457,000)	(5,188,000)

	$1,249,000	$3,136,000

     Depreciation and amortization expense for property and equipment was $1,904,000, $4,456,000 and $3,301,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

5. Borrowings and Restricted Cash

     In April 2001, Comerica (formerly Imperial Bank) notified the Company that it was in violation of certain covenants specified in the Company’s loan agreement with Comerica dated September 20, 2000. As a result, the Company repaid the entire loan balance of $3.9 million in May 2001.

     The Company has $675,000 of restricted cash pledged as collateral for a letter of credit related to the Company’s leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments.

6. Severance Expense

     During fiscal 2002, the Company reduced the overall level of worldwide staffing by approximately 33%, or 36 employees, spanning across all departments. The reduction in force resulted in severance charges of $322,000 during the year. Accrued severance charges at September 30, 2002 of $110,000 will be paid out during the first quarter of fiscal 2003.

7. Impairment Losses

     Intangible assets related to the fiscal 2000 acquisition of N2H2 Pty Limited were assessed for impairment at September 30, 2000 due to operating results and forecasts from N2H2 Pty Limited being less than expected. This assessment resulted in a write-down of intangible assets of $6.1 million for fiscal 2000. During fiscal 2001, the Company recorded an additional $1.4 million write-down for the remaining carrying value of acquired intangible assets, again due to operating results and updated forecasts being less than expected. The impairment charges were calculated as the excess of the fair value, as calculated by the present value of future cash flows from N2H2 Pty Limited, over the carrying value of the intangible assets.

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

     During fiscal 2001, the Company introduced its new software-based filtering solutions and thereby plans to eventually phase out the proxy server-based product line. The Company will no longer promote the proxy server-based product to new customers. The Company plans to continue support of existing customers’ proxy-based filtering installations, however, an effort will be made to migrate existing proxy-using customers to one of the new software-based filtering solutions service. Under the guidance provided by Financial Accounting Standard No. 121 (FAS 121), the Company concluded that an event has occurred that indicated the recovery of the carrying amounts for related field servers should be assessed. Consequently, management completed a cash flow analysis of the field server assets, which showed that the estimated cash flows were less than the carrying value of the field server assets. Accordingly, pursuant to FAS 121, management estimated the fair value of the field server assets to be zero based upon third party evidence, and hence recorded an impairment charge of $3.4 million.

8. Lease Commitments

     The Company held property under capital leases, which is included in property and equipment at September 30, 2002, 2001 and 2000, in the gross amount of $52,000, $606,000 and $606,000, respectively. Related accumulated amortization for those assets was $51,000, $202,000 and $219,000 for the years then ended. The Company is also committed under operating leases for its headquarter facilities which include lease escalation clauses. Rent expense for the years ended September 30, 2002, 2001, and 2000 was $1,144,000, $1,387,000 and $1,311,000, respectively. The Company entered into an agreement to sublease a portion of its office space. The sublease agreement is non-cancelable and effective through August 30, 2005, the end of the original lease term. The Company recorded a loss in connection with this sub lease arrangement of $148,000 in the year ended September 30, 2002.

     The minimum annual rental commitments on all leases at September 30, 2002 are as follows:

	Operating	Capital
	Lease	Leases

Years Ending September 30,
2003	$1,228,000	$23,000
2004	1,266,000	—
2005	1,205,000	—
Thereafter	—	—

Total minimum lease payments	3,699,000	23,000
Less: Sublease proceeds	(571,000)	—

	$3,128,000

Less: Amount representing interest		(2,000)

Present value of capital lease obligation		21,000
Less: Current portion		(21,000)

Long-term obligations at September 30, 2002		$—

     The minimum annual proceeds from sublease at September 30, 2002 are as follows:

Operating
Lease

Years Ending September 30,
2003	$196,000
2004	196,000
2005	179,000
Thereafter	—

Total minimum sublease proceeds	$571,000

9. Business Combination

     On February 23, 2000, the Company acquired N2H2 Pty Limited (formerly Iseek Pty Limited), a privately held company incorporated in Queensland, Australia, in an all-stock transaction. The transaction was accounted for as a purchase.

     As consideration, the shareholders of N2H2 Pty Limited received 925,000 shares of the Company’s common stock. The shares were valued using the market price of the Company’s common stock for the two days before and after the acquisition was announced. A total of 512,000 of the shares issued were issued to the founders of N2H2 Pty Limited and were subject to an escrow provision. The escrowed shares are being released equally over three years, based on the continued employment of the founders. As of September 30, 2002, 171,000 shares remain in escrow. The value of these shares has been treated as deferred compensation and is being amortized over the three-year employment period. The Company has recorded $1,609,000, $3,713,000 and $3,176,000 of related compensation expense in fiscal 2002, 2001 and 2000, respectively.

     In addition, the Company issued a warrant for 100,000 shares of common stock at the exercise price of $22.50 to certain N2H2 Pty Limited shareholders in exchange for a covenant not to compete. The fair value of the warrants was determined using the Black-Scholes option pricing model, using a 95% volatility factor, an expected life of 5 years, and a risk-free interest rate of 6.38%.

     The total purchase price was as follows:

Common stock issued	$16,104,000
Warrant issued	1,255,000
Acquisition costs incurred	287,000
Liabilities assumed	54,000

Total purchase price	$17,700,000

      The total purchase price of $17,700,000 was allocated to the fair value of the assets acquired as follows:

Tangible assets	$210,000
Intangible assets:
Client redirect software	919,000
Customer lists	572,000
Covenant not to compete	1,255,000
Goodwill	5,834,000

Total intangible assets	8,580,000
Deferred compensation	8,910,000

Total purchase price	$17,700,000

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

     The following pro forma financial information is unaudited and gives effect to the acquisition, assuming that the acquisition took place on October 1, 1999:

Year Ended
September 30,
2000

(unaudited)
Revenue	$10,987,000
Net loss	$(41,089,000)
Basic and diluted net loss per share	$(1.89)

10. Sale of Iseek Communications

     On August 31, 2001, the Company sold the assets and liabilities of Iseek Communications for $1.00. Iseek Communications was a subsidiary of N2H2 Pty Limited and offered a product line consisting of Internet hosting and collocation services in Australia. The Company recorded a loss on the sale of $205,000.

11. Related Party Transactions

     During the year ended September 30, 2000, the Company entered into seven separate note receivable agreements with four shareholders, three of whom were officers of the Company. A total of $1,844,000 was loaned to shareholders during fiscal 2000, bearing interest at 8% per annum and maturing between October 2000 and November 2001. The carrying value of these loans had been reduced in fiscal 2000 by a provision of $805,000 to reflect amounts considered uncollectible.

     During the year ended September 30, 2001, the Company entered into agreements with two of the former officers to accept shares of N2H2 common stock held by the officers in exchange for settlement of amounts due to the Company under shareholder loans. As a result of these transactions, a total of 808,000 shares of common stock were repurchased by the Company at prices between $1.00 and $1.50 per share. The excess of the repurchase price over the market value of the common stock at the date of repurchase was $417,000, of which $343,000 was applied against the previously recorded reserve for shareholder loans and the remainder was charged to compensation expense.

     During fiscal 2001, the Company also entered into an agreement with another former officer of the Company to withhold severance consideration due to the officer under an employment contract in exchange for settlement of amounts owed to the Company under shareholder loans. The Company recorded a charge to compensation expense of $374,000 in fiscal 2001 representing the portion of the loans forgiven. The remaining loan balance is due under a revised promissory note, which bears interest at 6.875% per annum. The balance due at September 30, 2002 of $283,000 is almost entirely offset by the reserve for shareholder loans.

     During fiscal 2002, the Company pursued collection of delinquent notes receivable from shareholders of $219,000. The Company recovered $95,000 of the balance, and the remaining $124,000 was considered uncollectible and written off against the reserve for shareholder loans.

12. Income Taxes

     A provision for income taxes was not recorded for the years ended September 30, 2002, 2001 or 2000 due to taxable losses incurred during those periods. A valuation allowance has been recorded for deferred tax assets as it has been determined that it is more likely than not that these deferred tax assets will not be realized.

     The provision for federal income tax differs from the amount computed by applying the statutory federal income tax rate for the following reasons:

	September 30,	September 30,
	2002	2001

Federal income tax benefit at statutory rate	(34.0)%	(34.0)%
Other	4.0	(0.6)
Change in valuation allowance	30.0	34.6

	0%	0%

     Deferred tax assets and liabilities at September 30, 2002 and 2001 consist of the following:

	September 30,	September 30,
	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$17,594,000	$18,811,000
Cash to accrual adjustment	0	1,169,000
Allowance for doubtful accounts	90,000	89,000
Accrued compensation and benefits	3,284,000	2,775,000
Deferred revenue	1,813,000	1,937,000
Impairment on investment	1,020,000	0
Depreciation and amortization	2,115,000	154,000

Total deferred tax assets	25,916,000	24,935,000
Cash to accrual adjustments	0	718,000

Total deferred tax liabilities	0	718,000
Valuation allowance	(25,916,000)	(24,217,000)

Net deferred tax asset	$—	$—

     As of September 30, 2002, the Company had net operating loss carry-forwards of approximately $52 million to offset future taxable income for Federal income tax purposes, which will expire through 2022. Should certain changes in the Company’s ownership occur, there could be a limitation on the utilization of its net operating losses.

13. Shareholders’ Equity

Common Stock

     On February 23, 2000, the Company issued 925,000 shares of common stock in connection with the acquisition of N2H2 Pty Limited (Note 9).

Preferred Stock

     Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

Shareholders’ Rights Plan

     On May 24, 2002, the Board of Directors approved a Shareholders’ Rights Plan (Rights Plan). The Rights Plan is intended to protect shareholders’ rights in the event of an unsolicited takeover attempt. It is not intended to prevent a takeover of the Company on terms that are favorable and fair to all shareholders and will not interfere with a merger approved by the Board of Directors. Each right entitles its registered holder to purchase one one-thousandth of a share of Series A Participating Cumulative Preferred Stock of the Company. The rights will be exercisable only if a person or a group acquires or announces a tender or exchange offer to acquire 15% or more of the Company’s common stock.

     In the event the rights become exercisable, the Rights Plan allows for N2H2 shareholders to acquire, at an exercise price of $2.75 per right owned, stock of the surviving corporation having a then-current market value of twice the exercise price, whether or not N2H2 is the surviving corporation. The rights, which expire on May 24, 2012, are redeemable for $.001 per right at the approval of the Board of Directors.

Stock Purchase Warrants

     Pursuant to the acquisition of N2H2 Pty Limited, the Company issued a warrant on February 23, 2000 for the purchase of 100,000 shares of common stock at an exercise price of $22.50 per share. The warrant expires on February 23, 2004 and may be exercised at any time. The fair value of the warrant on the date of grant was $1,254,800 and has been accounted for in the purchase of N2H2 Pty Limited. All other warrants to purchase shares of common stock have an exercise price of $7.84 and expire on December 31, 2003.

     The following summarizes stock warrant activity for fiscal 2000, 2001 and 2002:

Balance at October 1, 1999	458,658
Warrants issued	100,000
Warrants canceled	—
Warrants exercised	(19,375)

Balance at September 30, 2000	539,283

Warrants issued	—
Warrants canceled	—
Warrants exercised	—

Balance at September 30, 2001	539,283

Warrants issued	—
Warrants canceled	—
Warrants exercised	—

Balance at September 30, 2002	539,283

     No compensation expense was incurred for fiscal 2000, 2001 or 2002 related to warrants.

14. Stock Option Plans

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

     Effective September 14, 1999 the Company adopted the 1999/2000 Transition Plan (the 1999/2000 Plan) for employees, consultants, and independent contractors under which 750,000 shares of common stock are reserved for stock option grants. In November 1999, the Board of Directors increased the total number of shares reserved to 1,250,000. This plan was terminated on September 13, 2000 per the terms of the Plan.

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

     Effective July 30, 1999 the Company adopted the Non-Employee Director Stock Option Plan, under which the Board of Directors has provided for the automatic grant of options to purchase shares of common stock to non-employee directors of the Company. A total of 87,500 shares of common stock were initially reserved for issuance as nonqualified stock options to non-employee directors. In March 2002, the Board of Directors increased the total number of shares reserved to 487,500. The options are priced based on the fair market value on the date of grant and become fully exercisable following the sixth month after grant date. Options granted under this plan are exercisable at any time prior to the expiration date of the stock option or within three months after the date the grantee ceases to be a director, whichever is shorter.

     Effective August 2, 2002, the Company adopted the Stock Award Plan for employees other than officers or directors, under which 10,000 shares of common stock are reserved for stock awards. No awards have been issued under this plan as of September 30, 2002.

     Effective May 18, 2002, the Company granted Howard P. Welt, Chief Executive Officer of N2H2, a nonqualified stock option to purchase up to 1,400,000 shares of common stock of the Company. The option was granted under an individual nonqualified stock option agreement and 1,400,000 shares of common stock are reserved for issuance upon exercise of the option. The vesting period of this option begins on May 18, 2002, and the option vests ratably over a twelve-month period, to become fully exercisable on May 18, 2003. The option exercise price is $0.145, the fair market value on the date that the option was granted by the Board of Directors. The option expires 10 years from the date of grant.

     On November 29, 2001 (the Cancellation Date), the Company allowed eligible employees to cancel certain outstanding stock option grants to purchase 675,505 shares of common stock pursuant to an option exchange program. Six months plus five days after the Cancellation Date, the Company granted to these same employees new options under its 2000 Stock Option Plan (the Replacement Options) to purchase 331,916 shares of common stock on June 3, 2002 (the Grant Date). The exercise price of the Replacement Options was the fair value of the common stock on the Grant Date. The employees who canceled options did not receive any additional grants of options prior to the Grant Date of the Replacement Options, and all employees who received Replacement Options were employees of N2H2 on the Grant Date. Since the Company accounts for stock-based compensation using the intrinsic value method prescribed by APB 25, compensation cost for stock options is measured as the excess, if any, of the fair value of the Company’s common stock at the date of grant over the exercise price to acquire the stock. Therefore, the Company will not recognize compensation expense related to the grant of Replacement Options. In addition, consistent with the guidance of FASB Interpretation 44, variable accounting is not required for the replacement options.

     At September 30, 2001, the Company had additional nonqualified stock options to purchase 130,000 shares of its common stock outstanding outside of the plans described above. These options were cancelled during fiscal 2002, pursuant to the Company’s option exchange program.

     The following summarizes the activity under the Company’s Stock Option Plans:

Options Outstanding	1997 Plan	1999 Plan	Directors Plan	1999/2000 Plan	2000 Plan	Stock Award Plan	Welt Non- qualified Stock Option Agreement	Options Issued Outside Plans	Total

Balance at October 1, 1999	1,006,084	1,316,374	3,750	1,496,625				900,000	3,226,208
Options granted	63,400	66,233			1,366,385			460,000	3,452,643
Options exercised	(384,539)	(152,857)							(537,396)
Options cancelled	(58,925)	(136,879)		(449,750)	(72,165)			(1,080,000)	(1,797,719)

Balance at September 30, 2000	626,020	1,092,871	3,750	1,046,875	1,294,220			280,000	4,343,736
Options granted	101,000	400,000	83,750		2,085,371				2,670,121
Options exercised	(266,716)								(266,716)
Options cancelled	(208,037)	(601,571)		(567,950)	(1,374,622			(150,000)	(2,902,180)

Balance at September 30, 2001	252,267	891,300	87,500	478,925	2,004,969			130,000	3,844,961
Options granted	100,000		80,000		1,490,132		1,400,000		3,070,132
Options exercised	(7,920)								(7,920)
Options cancelled	(204,665)	(53,250)		(354,451)	(969,609)			(130,000)	(1,711,975)

Balance at September 30, 2002	139,682	838,050	167,500	124,474	2,525,492	0	1,400,000	0	5,195,198

Options Available	1997 Plan	1999 Plan	Directors Plan	1999/2000 Plan	2000 Plan	Stock Award Plan	Welt Non- qualified Stock Option Agreement	Options Issued Outside Plans	Total

Balance at October 1, 1999	14,751	13,251	83,750	750,000				(900,000)	(38,248)
Shares authorized				500,000	4,000,000				4,500,000
Options granted	(63,400)	(66,233)		(1,496,62)	(1,366,38)			(460,000)	(3,452,643)
Options cancelled	58,925	136,879		449,750	72,165			1,080,000	1,797,719

Balance at September 30, 2000	10,276	83,897	83,750	203,125	2,705,780			(280,000)	2,806,828
Shares authorized									0
Options granted	(101,000)	(400,000)	(83,750)		(2,085,371)				(2,670,121)
Options cancelled	208,037	601,571		567,950	1,374,622			150,000	2,902,180
Shares expired				(771,075)					(771,075)

Balance at September 30, 2001	117,313	285,468	0	0	1,995,031			(130,000)	2,267,812
Shares authorized			400,000			10,000	1,400,000		1,810,000
Options granted	(100,000)		(80,000)		(1,490,132)		(1,400,000)		(3,070,132)
Options cancelled	204,665	53,250		354,451	969,609			130,000	1,711,975
Shares expired				(354,451)					(354,451)

Balance at September 30, 2002	221,978	338,718	320,000	0	1,474,508	10,000	0	0	2,365,204

Weighted Average Exercise Prices	1997 Plan	1999 Plan	Directors Plan	1999/ 2000 Plan	2000 Plan	Stock Award Plan	Welt Non- Qualified Stock Option Agreement	Options Issued Outside Plans	Total

Balance at October 1, 1999	$0.42	$3.07	$11.00	$—	$—	$—	$—	$9.48	$4.04
Options granted	14.00	5.47		11.63	3.11			14.04	8.50
Options exercised	0.27	2.20							0.82
Options cancelled	0.67	3.35		12.30	2.91			11.35	10.29

Balance at September 30, 2000	1.88	3.31	11.00	11.34	3.12			9.74	5.40
Options granted	0.48		0.56		0.67				0.66
Options exercised	0.25								0.25
Options cancelled	1.63	3.17		10.89	2.13			10.28	4.45

Balance at September 30, 2001	3.25	3.48	1.01	11.87	1.15			9.13	3.19
Options granted	0.45		0.17		0.30		0.15		0.23
Options exercised	0.21								0.21
Options cancelled	0.58	3.59		11.94	1.38			9.13	4.13

Balance at September 30, 2002	$5.33	$1.98	$0.61	$11.68	$0.68	$—	$0.15	$—	$1.13

     During fiscal 1999, the Company issued certain stock options with an exercise price less than the estimated fair value of the Company’s common stock at the date of grant. Deferred compensation related to these stock options of approximately $2,151,000 was recorded during fiscal 1999 and is being amortized over the vesting period of the options of three to four years. Amortization of unearned compensation costs of approximately $6,000, $108,000 and $815,000 has been recognized as an expense in fiscal 2002, 2001, and 2000 respectively. During fiscal 2001, the company also reversed approximately $130,000 of previously recorded amortization for shares that were cancelled due to termination of certain employees in fiscal 2001.

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

     During fiscal 2000, the Company recorded deferred compensation of $8.9 million in connection with the issuance of 512,000 shares to N2H2 Pty Limited personnel (Note 9). The Company recognized compensation expense of $1,609,000, $3,713,000 and $3,176,000 associated with these shares in fiscal 2002, 2001 and 2000, respectively

     The Company is required under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to disclose pro forma information regarding option grants made to its employees based on specified valuation techniques that produce estimated compensation charges. Pro forma results have been determined as if the Company had accounted for its stock options and stock purchase plan under the minimum value method for all periods prior to the Company becoming a public entity, and the fair value method for all periods subsequent to the Company becoming a public entity. The fair value of each option is estimated at the date of grant using the Black-Scholes model with the following weighted-average assumptions for the years ended September 30, 2002, 2001 and 2000:

	Year Ended September 30,

	2002	2001	2000

Risk-free interest rate	3.50%	5.25%	6.50%
Dividend yield	0.00%	0.00%	0.00%
Expected term of option	4 years	4 years	5 years
Volatility subsequent to initial public offering	90.00%	90.00%	95.00%

     For purposes of pro forma disclosures, the estimated fair value of the option is amortized over the options’ vesting periods. The Company’s pro forma net loss would have been as follows:

	Year Ended September 30,

	2002	2001	2000

Net loss as reported	$(6,606)	$(35,461)	$(39,258)
Net loss pro forma	(5,471)	(37,429)	(46,025)
Net loss per share as reported	(0.30)	(1.63)	(1.82)
Net loss per share pro forma	(0.25)	(1.72)	(2.13)

     The weighted-average fair values and weighted-average exercise prices per share at the date of grant for options granted for the years ended September 30, 2002, 2001 and 2000 were as follows:

	Year Ended September 30,

	2002	2001	2000

Weighted-average fair value of options granted with exercise prices equal to the market value of the stock at the date of grant	$0.17	$0.49	$6.34
Weighted-average fair value of options granted with exercise prices less than the market value of the stock at the date of grant	0.00	0.33	—
Weighted-average fair value of options granted with exercise prices greater than the market value of the stock at the date of grant	0.00	0.77	9.34
Weighted-average exercise price of options granted with exercise prices equal to the market value of the stock at the date of grant	0.23	0.65	8.43
Weighted-average exercise price of options granted with exercise prices less than the market value of the stock at the date of grant	0.00	0.43	—
Weighted-average exercise price of options granted with exercise prices greater than the market value of the stock at the date of grant	0.00	1.50	11.43

     The following table summarizes information about fixed-price options outstanding at September 30, 2002 as follows:

Exercise Prices			Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercisable Price

$0.15	—	$0.15	1,400,000	9.84	$0.15	466,666	$0.15
$0.15	—	$0.33	1,004,342	9.53	$0.28	133,660	$0.27
$0.33	—	$0.36	936,432	8.90	$0.35	676,336	$0.35
$0.36	—	$0.91	941,827	8.23	$0.71	588,131	$0.66
$0.92	—	$16.66	884,596	6.81	$4.32	759,757	$3.88
$18.94	—	$21.75	28,000	7.21	$20.98	14,750	$20.99

TOTAL			5,195,197			2,639,300

15. Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan under which 750,000 shares of common stock have been reserved for issuance. All employees who work more than twenty hours per week or five months per year and have been employed longer than six months are eligible to participate, with the exception of those owning 5% or more of the combined voting power of the Company’s stock. Eligible employees may elect to deduct from 1% to 10% of their base compensation, with a maximum deduction of $25,000 per calendar year. The purchase price is the lesser of 85% of the fair market value of the common stock on the first or last day of the six-month offering period. Previously, each purchase was limited to 1,000 shares of common stock per employee. Effective September 27, 2001, the Employee Stock Purchase Plan was amended to increase the share purchase limit to 10,000 shares per employee for each offering period. Actual shares purchased by participating employees as of September 30, 2002 totaled 91,252 at an average exercise price of $1.01.

16. Employee 401(k) Plan

     The Company sponsors the N2H2, Inc. 401(k) Plan (the 401(k) Plan) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the 401(k) Plan provides tax-deferred salary deductions for eligible employees. Through December 31, 2001, employees could contribute from 2% to 20% of their annual compensation to the 401(k) Plan. Effective January 1, 2002, the employee contribution limit was increased to 80% of the employee’s annual compensation. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Service. The 401(k) Plan allows for discretionary matching contributions equal to a percentage of each participant’s contributions, up to 4% of participant’s annual compensation, to be determined each year by the Company. The 401(k) Plan also provides for discretionary profit sharing contributions as determined by the Company. Such profit sharing contributions to the 401(k) Plan will be allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no matching contributions or discretionary profit sharing contributions made pursuant to the 401(k) in fiscal 2002, 2001, or 2000.

17. Net Loss Per Share

     A reconciliation of the basic and diluted earnings per share computation is as follows:

	Years Ended September 30,

	2002	2001	2000

Net loss	$(6,606)	$(35,461)	$(39,258)
Weighted-average shares outstanding — basic	21,840	21,704	21,578
Weighted-effect of dilutive options and warrants	—	—	—

Weighted-average shares outstanding — diluted	21,840	21,704	21,578

Basic and diluted net loss per share	$(0.30)	$(1.63)	$(1.82)

     A total of 171,000 restricted shares, warrants to purchase 539,280 shares of common stock and options to purchase 5,195,198 shares of common stock have been excluded from the calculation of net loss per share for fiscal 2002 because their effect is anti-dilutive. Warrants and options to purchase a total of 539,280 and 3,844,961 shares of common stock, respectively, for fiscal 2001 and 539,280 and 4,343,735 shares of common stock, respectively for fiscal 2000 have been excluded from the calculation because of their effect is anti-dilutive.

18. Contingencies

     The Company is subject to legal proceedings, claims, and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

     An individual represented by the American Civil Liberties Union has recently filed a lawsuit against N2H2 in federal court. The plaintiff is purportedly a computer researcher who allegedly seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of the Company’s Internet filtering solutions for purposes of determining whether these solutions exclude some speech on the Internet that is constitutionally protected. He alleges that his activities in conducting this analysis, if he ever does so, would violate the Company’s standard license agreement and intellectual property rights. The plaintiff alleges that the threat that N2H2 will enforce the license agreement and other rights has deterred him from this activity, which he alleges is protected under the “fair use” doctrine of copyright law and other legal doctrines. He seeks a declaration to prohibit N2H2 from enforcing the license agreement against him based on his use of the Company’s software in his research activities. To the extent that this claim is resolved in the plaintiff’s favor, it could materially affect the Company’s ability to enforce its license agreements and other intellectual property rights against certain users of its software filtering products. In addition, it could contribute to an increase in the number of people who seek to use the Company’s software in ways that management believes violate the Company’s proprietary rights. Even if the particular claim described above is resolved in the Company’s favor, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations. Management intends to defend the validity of the Company’s license agreement and to enforce the provisions of this agreement to protect the Company’s proprietary rights.

19. Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information is summarized below for the years ended September 30, 2002, 2001 and 2000:

	Years Ended September 30,

	2002	2001	2000

Non-Cash Investing and Financing Activities:
Notes receivable from shareholders written off against reserve	$125,000
Stock received for notes receivable from shareholders		$645,000
Impact of sale of Iseek Communications:
Property and other assets sold		265,000
Liabilities sold		60,000
Acquisition of N2H2 Pty Limited in non-cash transaction:
Stock and warrants issued			$17,359,000
Acquired intangibles			8,580,000
Additions to deferred compensation			8,910,000
Additions to property and equipment			101,000
Additions to intangibles and other assets			51,000
Additions to accounts payable			54,000
Cash paid for interest	11,000	313,000	376,000

20. Quarterly Financial Information (Unaudited)

     The following table sets forth the Company’s unaudited quarterly financial information for the years ending September 30, 2002, 2001 and 2000:

	Fiscal Year 2002

	September 30	June 30	March 31	December 31

	(in thousands, except per share amounts)
Revenue	$2,579	$2,991	$2,672	$2,893
Net loss	1,758	1,278	1,904	1,665
Earnings per share:
Basic and diluted	$(0.08)	$(0.06)	$(0.09)	$(0.08)

	Fiscal Year 2001

	September 30	June 30	March 31	December 31

	(in thousands, except per share amounts)
Revenue	$2,731	$2,015	$1,890	$2,485
Net loss	6,847	7,533	10,189	10,892
Earnings per share:
Basic and diluted	$(0.32)	$(0.35)	$(0.47)	$(0.50)

	Fiscal Year 2000

	September 30	June 30	March 31	December 31

	(in thousands, except per share amounts)
Revenue	$2,468	$3,324	$2,925	$2,256
Net loss	16,894	10,326	6,919	5,119
Earnings per share:
Basic and diluted	$(0.77)	$(0.47)	$(0.32)	$(0.24)

     The Company revised its originally recorded purchase accounting for the acquisition of N2H2 Pty Limited and has accordingly amended its Forms 10-Q for the second and third quarters of fiscal 2000, ended March 31, 2000 and June 30, 2000, respectively. The effect on the second and third quarter results of operations and financial position are summarized as follows:

	Fiscal Year 2000

	Third Quarter	Second Quarter

	(in thousands, except per share amounts)
Net loss:
As reported	$9,347	$6,593
As restated	$10,326	$6,919
Earnings per share, basic and diluted:
As reported	$(0.42)	$(0.31)
As restated	$(0.47)	$(0.32)
Total assets:
As reported	$63,658	$70,531
As restated	$56,513	$63,003
Total shareholder’s equity:
As reported	$57,286	$66,953
As restated	$50,141	$59,425

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

N2H2, Inc.

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Description	Balance at Beginning of Fiscal Period	Charges to Costs and Expenses	Charges to Other Accounts	Balance at End of Fiscal Period

Year Ended September 30, 2000 Allowance for doubtful accounts	(142,000)	(369,000)	198,000	(313,000)
Tax valuation allowance	(2,475,000)	(9,925,000)		(12,400,000)
Year Ended September 30, 2001 Allowance for doubtful accounts	(313,000)	(308,000)	337,000	(284,000)
Tax valuation allowance	(12,400,000)	(11,817,000)		(24,217,000)
Year Ended September 30, 2002 Allowance for doubtful accounts	(284,000)	(30,000)	49,000	(265,000)
Tax valuation allowance	(24,217,000)	(1,699,000)		(25,916,000)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item is included in the following sections of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Executive Officers of the Company
Election of Directors
Compliance with Section 16(a) of the Exchange Act of 1934

Item 11. Executive Compensation.

     The information required under this item is included in the following sections of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Compensation of Executive Officers in the Year Ended September 30, 2002
Compensation Committee Report on Executive Compensation
Stock Price Performance
Director Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required under this item is included in the following section of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which section is incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions.

     The information required under this item is included in the following sections of the Company’s Proxy Statement for its 2003 Annual Meeting of Shareholders, which sections are incorporated by reference herein and will be filed within 120 days after the end of the Company’s fiscal year:

Election of Directors
Transactions with Management, Certain Transactions

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the Evaluation Date, which is a date within 90 days before the filing of this annual report, and they have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in internal controls

     There were no significant changes in our internal controls, or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     a. The following documents are filed as part of this report under Item 8:

     b. Reports on Form 8-K

     The Company filed a current report on Form 8-K on June 3, 2002 regarding the adoption of a shareholder rights plan and a current report on Form 8-K on September 18, 2002 regarding its announcement of its restructuring.

     c. Exhibits. The following exhibits are filed or incorporated by reference pursuant to Item 601 of Regulation S-K:

Exhibit
Number	Description of Document

3.1	Form of Restated Articles of Incorporation of the registrant. (Exhibit 3.1)(1)

3.2	Amended Bylaws of the registrant. (Exhibit 3.2)(6)

4.1	Form of common stock certificate. (Exhibit 4.1)(1)

4.2	Rights Agreement dated May 24, 2002 between Mellon Investor Services LLC, as Rights Agent and the registrant. (Exhibit 4.2)(9)

10.1	Union Bank of California Center Office Lease dated March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (Exhibit 10.3)(1)

10.2	1997 Stock Option Plan, as amended. (Exhibit 10.5)(1)

10.3	1999 Stock Option Plan. (Exhibit 10.6)(1)

10.4	1999 Nonemployee Director Stock Option Plan. (Exhibit 10.7)(1)

10.5	Registration Rights Agreement effective as of December 31, 1998. (Exhibit 10.12)(1)

10.6	First Amendment, dated June 16, 1999, to Union Bank of California Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (Exhibit 10.1)(2)

10.7	Second Amendment, dated August 10, 1999, to Union Bank of California Center Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (Exhibit 10.2)(2)

10.8	Employment Agreement of Farzeen Mohazzabfar, dated November 5, 1999. (Exhibit 10.22)(3)

10.9	Nonqualified Stock Option Agreement for Farzeen Mohazzabfar, dated November 5, 1999. (Exhibit 10.23)(3)

10.10	2000 Stock Option Plan. (Exhibit 10.29)(3)

10.11	Letter of Employment dated November 14, 2000 between J. Paul Quinn, Vice President, Chief Financial Officer, Secretary and Treasurer, and the registrant. (Exhibit 10.30)(3)

10.12	Letter of Employment/Promotion dated February 15, 2001 between Craig Blessing, Vice President of Sales, and the registrant. (Exhibit 10.2)(4)

10.13	Stock Option Agreement dated May 18, 2001 between Philip Welt, President and Chief Executive Officer, and the registrant. (Exhibit 10.2)(5)

Exhibit
Number	Description of Document

10.14	Eighth Amendment, dated May 31, 2001, to Union Bank of California Office Lease of March 12, 1999, between Walton Seattle Investors I, L.L.C. and the registrant. (Exhibit 10.4)(5)

10.15	Sublease Agreement dated October 22, 2001 between Widevine Technologies, Inc. and the registrant. (10.26)(6)

10.16	First Amendment, dated November 8, 2001, to Sublease Agreement dated October 22, 2001 between Widevine Technologies, Inc. and the registrant. (Exhibit 10.27)(6)

10.17	Severance Agreement and Release dated April 17, 2002 between Elizabeth Hall, Vice President – U.S. Sales, and the registrant. (Exhibit 10.1)(7)

10.18	Employment Agreement effective May 18, 2002 between Howard P. Welt, President and Chief Executive Officer, and the registrant. (Exhibit 10.1)(8)

10.19	Stock Option Agreement dated August 2, 2002 between Howard P. Welt, President and Chief Executive Officer, and the registrant. (Exhibit 10.2)(8)

10.20	Employee Stock Purchase Plan (Exhibit 10.2)(10)

10.21	2002 Stock Award Plan (Exhibit 10.2)(11)

10.22	Separation Agreement and General Release dated September 9, 2002 between Cher Paige, Vice President – Marketing, and the registrant. (filed herewith)

23.1	Consent of Independent Auditors dated December 18, 2002 (filed herewith)

99.1	Certification of Principle Executive and Financial Officers pursuant to 18 U.S.C. Section 1350 (filed herewith)

(1)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-1 (File No. 333-78495).

(2)	Incorporated by reference to the designated exhibit to the registrant’s Form 10-Q for the quarter ended June 30, 1999 (File No. 0-26825).

(3)	Incorporated by reference to the designated exhibit to the registrant’s Form 10-K for the year ended September 30, 2000 (File No. 0-26825).

(4)	Incorporated by reference to the designated exhibit to the registrant’s Form 10-Q for the quarter ended March 31, 2001 (File No. 0-26825).

(5)	Incorporated by reference to the designated exhibit to the registrant’s Form 10-Q for the quarter ended June 30, 2001 (File No. 0-26825).

(6)	Incorporated by reference to the designated exhibit to the registrant’s Form 10-K for the year ended September 30, 2001 (File No. 0-26825).

(7)	Incorporated by reference to the designated exhibit to the registrant’s Form 10-Q for the quarter ended March 31, 2002 (File No. 0-26825).

(8)	Incorporated by reference to the designated exhibit to the registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 0-26825).

(9)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form 8-A filed on June 3, 2002 (File No. 0-26825).

(10)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-8 filed on April 4, 2000 (File No. 333-85482).

(11)	Incorporated by reference to the designated exhibit to the registrant’s Registration Statement on Form S-8 filed on October 3, 2002 (File No. 333-100291).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Seattle, State of Washington, on December 18, 2002.

N2H2, Inc.

By:	/s/ J. PAUL QUINN

Vice President — Chief Financial Officer,
Secretary and Treasurer

POWER OF ATTORNEY

     Each person whose individual signature appears below hereby authorizes and appoints Howard Philip Welt and J. Paul Quinn, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title

/s/ HOWARD PHILIP WELT	President, Chief Executive Officer and Director (principal executive officer)

/s/ J. PAUL QUINN	Vice President — Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ PETER H. NICKERSON	Chairman and Director

/s/ HOLLIS R. HILL	Director

/s/ MARK A. SEGALE	Director

/s/ RICHARD R. ROWE	Director

/s/ DAWN TRUDEAU	Director

/s/ MICHAEL T. LENNON	Director

CERTIFICATIONS

I, Howard Philip Welt, certify that:

1.    I have reviewed this annual report on Form 10-K of N2H2, Inc. (N2H2);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of N2H2 as of, and for, the periods presented in this annual report;

4.    N2H2’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for N2H2 and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to N2H2, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of N2H2’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    N2H2’s other certifying officer and I have disclosed, based on our most recent evaluation, to N2H2’s auditors and the audit committee of N2H2’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect N2H2’s ability to record, process, summarize and report financial data and have identified for N2H2’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in N2H2’s internal controls; and

6.    N2H2’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ HOWARD PHILIP WELT

Howard Philip Welt
President and Chief Executive Officer
(Principal Executive Officer)

I, J. Paul Quinn, certify that:

1.    I have reviewed this annual report on Form 10-K of N2H2, Inc. (N2H2);

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of N2H2 as of, and for, the periods presented in this annual report;

4.    N2H2’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for N2H2 and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to N2H2, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of N2H2’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    N2H2’s other certifying officer and I have disclosed, based on our most recent evaluation, to N2H2’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect N2H2’s ability to record, process, summarize and report financial data and have identified for N2H2’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in N2H2’s internal controls; and

6.    N2H2’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 18, 2002

/s/ J. PAUL QUINN

J. Paul Quinn
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)