Form 10-Q
period 2002-12-31
N2H2 INC
filed 2003-02-11
CIK 1077301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]     No[  ]

     As of February 6, 2003, the registrant had outstanding 22,104,776 shares of common stock, no par value.

N2H2, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

N2H2, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	DECEMBER 31,	SEPTEMBER 30,
	2002	2002

ASSETS:
Current assets:
Cash and cash equivalents	$4,042	$4,009
Restricted cash and cash equivalents	675	675
Accounts receivable, net of allowances	1,288	1,825
Prepaid expenses and other current assets	494	737

Total current assets	6,499	7,246
Property and equipment, net	971	1,249
Other assets, net	140	140

Total assets	$7,610	$8,635

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$320	$262
Accrued payroll & benefits	308	452
Other accrued liabilities	381	467
Deferred revenue	7,463	8,179
Note payable	33	58
Current portion of capital lease obligations	—	21

Total current liabilities	8,505	9,439
Deferred revenue	927	863
Other non-current	94	105

Total liabilities	9,526	10,407

Shareholders’ equity (deficit):
Preferred stock, no par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 250,000 shares authorized, 22,105 shares issued and outstanding	92,176	92,176
Notes receivable from shareholders, net of allowances	(38)	(41)
Deferred stock compensation	(168)	(415)
Accumulated other comprehensive loss	(67)	(102)
Accumulated deficit	(93,819)	(93,390)

Total shareholders’ equity (deficit)	(1,916)	(1,772)

Total liabilities and shareholders’ equity	$7,610	$8,635

     The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED
	DECEMBER 31,

	2002	2001

Revenues:	$3,027	$2,893
Operating expenses:
Internet filtering services and customer support	598	846
Sales and marketing	1,411	1,800
General and administrative	830	985
Research and development	348	437
Depreciation and amortization	276	533

Total operating expenses	3,463	4,601
Loss from operations	(436)	(1,708)
Interest income, net of interest expense	19	43
Loss on disposal of property and equipment	(12)	—

Net loss	$(429)	$(1,665)

Foreign currency translation gain	35	24

Comprehensive loss	$(394)	$(1,641)

Basic and diluted net loss per share	$(0.02)	$(0.08)

Basic and diluted weighted average shares outstanding	21,934	21,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	THREE MONTHS
	ENDED DECEMBER 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(429)	$(1,665)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	275	533
Amortization of deferred stock compensation	247	622
Change in accounting policy	(95)	(345)
Loss on disposal of property and equipment	12	—
Interest on shareholder loans	(5)	(7)
Changes in operating assets and liabilities:
Accounts receivable	537	1,117
Prepaid expenses and other current assets	243	208
Other assets	(6)	—
Accounts payable	58	(113)
Accrued liabilities	(230)	(299)
Deferred revenue	(557)	(550)
Other non-current liabilities	(11)	—

Net cash provided by (used by) operating activities:	39	(499)

Cash flows from investing activities:
Notes receivable from shareholders	7	—
Additions to property and equipment	(4)	(116)
Proceeds from sale of property and equipment	1	9

Net cash provided by (used by) investing activities	4	(107)

Cash flows from financing activities:
Exercise of stock options	—	1
Payments under capital lease obligations	(21)	(56)
Repayments of notes payable	(24)	(17)

Net cash used by financing activities	(45)	(72)

Effects of exchange rate changes	35	24

Net decrease in cash	33	(654)
Cash, beginning of period	4,009	5,979

Cash, end of period	$4,042	$5,325

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the three-month period ended December 31, 2002 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, as well as with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on December 19, 2002.

     The Company has experienced significant net operating losses from inception and has an accumulated shareholders’ deficit. In fiscal 2002, the Company incurred operating losses of $6.6 million and used $1.8 million of cash in its operating activities. For the three-months ended December 31, 2002, the Company incurred operating losses of $429,000 and generated cash of $39,000 from its operating activities. The Company anticipates that operating losses will continue at least through a portion of fiscal 2003 as the Company continues to develop its distribution channels and customer base. If cash generated from operations is insufficient to satisfy the Company’s longer-term liquidity requirements, the Company may seek to further reduce expenses, sell additional equity or debt securities, or obtain a credit facility to continue operations beyond twelve months from the date of this filing. Alternatively, management may seek to sell the Company. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict the Company’s operations. The Company has not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

Principles of Consolidation

     The consolidated financial statements include the accounts of N2H2, Inc. and its wholly owned subsidiaries, N2H2, Ltd. and N2H2 Pty Limited. All inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition

     The Company’s revenues are derived primarily from sales of Internet filtering subscriptions. A smaller portion of its revenue also comes from installation and maintenance fees. The Company recognizes revenue in accordance with Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). Accordingly, revenue is recognized when persuasive evidence of an arrangement exists, the product or service has been delivered, the fee is fixed and determinable, and collection is reasonably assured.

     Subscription revenues represent the fees associated with the right to use the Company’s software and/or hardware, and to access the Company’s filtering updates. Maintenance revenues represent fees associated with technical support services provided to customers. Subscription and maintenance agreements are generally 12, 24 or 36 months in duration. Subscription and maintenance revenues are recognized on a straight-line basis over the life of the agreement. Amounts billed in advance of services provided are recorded as deferred revenue. The Company’s revenue growth is significantly influenced by subscription renewals, and a decrease in renewals could negatively impact the Company’s revenue.

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

     The components of basic and diluted loss per share were as follows:

	THREE MONTHS
	ENDED DECEMBER 31,

	2002	2001

	(in thousands,
	except per share data)
Numerator:
Net loss	$(429)	$(1,665)
Denominator:
Basic and diluted weighted average common shares outstanding	21,934	21,725

Basic and diluted net loss per share	$(0.02)	$(0.08)

     Warrants for 539,280 shares, options for 4,799,598 shares, and 170,596 restricted shares have been excluded from the calculation of diluted loss per share at December 31, 2002 because they are anti-dilutive. Warrants for 539,280 shares, options for 3,066,333 shares, and 341,192 restricted shares have been excluded from the calculation of diluted loss per share at December 31, 2001 because they are anti-dilutive.

3. CHANGE IN ACCOUNTING POLICY

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective at the beginning of fiscal 2001, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining expected life of the customer relationship. The amount of related deferred revenue, which was recognized as revenue during the three-month periods ended December 31, 2002 and 2001 was $95,000 and $345,000, respectively. The remaining related deferred revenue of $134,000 will be recognized in fiscal 2003.

4. RESTRICTED CASH AND CASH EQUIVALENTS

     The Company has $675,000 of restricted cash pledged as collateral for a letter of credit related to the Company’s leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments. Alternatively, the Company may seek to obtain a line of credit to underwrite these obligations.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for the Company commencing with the second quarter of the 2003 fiscal year. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation.

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

OVERVIEW

     N2H2 is an international Internet monitoring and filtering company. Our solutions help customers control, manage and understand their Internet use by filtering Web content, monitoring Internet access and delivering concise reports on user activity. These safeguards are designed to enable organizations of any size to mitigate potential legal liability, increase user productivity and optimize network bandwidth.

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

     Our prospects are subject to the risks, expenses, and difficulties encountered by companies in the rapidly evolving Internet market. We have incurred significant net losses since inception and, as of December 31, 2002, had incurred aggregate operating losses of approximately $93.8 million from inception. These losses have been funded primarily through the issuance of common stock. We intend to continue to seek opportunities to improve efficiencies in our operations to reduce operating losses.

RESULTS OF OPERATIONS – THREE MONTHS ENDED DECEMBER 31, 2002

Revenue

     We generate our revenue primarily from subscriptions to our Internet filtering, monitoring, and reporting services. A smaller portion of our revenue also comes from installation and maintenance fees.

     Revenue increased by 5% to $3.0 million for the quarter, compared to $2.9 million for the comparable period in the prior fiscal year. Revenue increased due to the addition of new customers in the corporate and education markets. Our new Bess and Sentian filtering solutions now make up the majority of our sales, with these subscriptions accounting for 63% of our sales during the quarter. The increase in revenue was partially offset by a decline in revenue recognized in conjunction with the adoption of SAB 101. The amount of related SAB 101 revenue recognized during the quarter was $95,000, down from $345,000 in the same quarter of the prior year. Excluding these amounts, revenue from customers increased 15% over the same quarter of the prior year.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, costs associated with building and maintaining our database, collocation, bandwidth, and an allocation of corporate facilities costs.

     Internet filtering services and customer support costs decreased by 29% to $598,000 for the quarter, compared to $846,000 for the comparable period in the prior fiscal year. The decrease is primarily due to reductions in employee count that took place in the fourth quarter of fiscal 2002, and Internet connectivity and collocation cost savings realized by changing vendors and negotiating more favorable terms in fiscal 2002. We anticipate that Internet filtering services and customer support costs will remain materially consistent with first quarter levels through the remainder of the fiscal year.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and stock compensation expense for personnel engaged in selling and marketing functions, and various marketing programs, such as public relations, advertising, and lead generation. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses decreased by 22% to $1.4 million for the quarter, from $1.8 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced deferred stock compensation expense. Deferred stock compensation is being amortized using an accelerated method, which resulted in higher expense in fiscal 2002 as compared to 2003. The decrease is also due in part to reductions in the employee count that took place in the fourth quarter of fiscal 2002. The decrease in sales and marketing expense was partially offset by increased spending on various marketing programs, as we continue to build, train and support our distribution channels. We may further increase our spending on marketing programs in future quarters.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, insurance costs, and an allocation of corporate facilities costs.

     General and administrative expenses decreased by 16% to $830,000 for the quarter, from $985,000 for the comparable period in the prior fiscal year. This decrease is due in part to reductions in administrative staffing that took place in the fourth quarter of fiscal 2002. We also incurred less bad debt expense, as the improved financial stability of our customer base resulted in an improved collection rate. We anticipate that general and administrative expenses will remain materially consistent with first quarter levels through the remainder of the fiscal year.

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

     Research and development expenses decreased by 20% to $348,000 for the quarter, from $437,000 for the comparable period in the prior fiscal year. This decrease is due in part to reductions in employee count that took place in the fourth quarter of fiscal 2002, and our reduced usage of contractors and third party service providers in the development of our products. Research and development costs are expected to remain materially consistent with first quarter levels through the remainder of the fiscal year.

Depreciation and amortization

     Depreciation and amortization expenses decreased by 48% to $276,000 for the quarter, from $533,000 for the comparable period in the prior fiscal year. This decrease is due to the declining net book value of our fixed assets and leasehold improvements.

Interest income and expense

     Interest income consists primarily of interest earned on our cash equivalents and short-term investments, if any. Interest expense consists of interest paid on our note payable and capital lease obligations. Net interest income decreased by 56% to $19,000, from $43,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced cash and cash equivalent balance.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $4.72 million (including restricted cash of $675,000) or 62% of total assets at December 31, 2002, compared to $4.68 million (including restricted cash of $675,000) or 54% of total assets at September 30, 2002. The increase in cash and cash equivalents is due to cash provided by operations, offset by minor purchases of computer equipment and payments under capital lease and note payable obligations. Operating activities provided $39,000 for the quarter, while operating activities consumed $499,000 for the comparable period in the prior fiscal year.

     Net cash provided by investing activities was $4,000 for the quarter, compared to net cash used in investing activities of $107,000 for the comparable period of the prior fiscal year. Investing activities consist of amounts collected on notes receivable and proceeds from sales of property and equipment, partially offset by capital expenditures. The additions to property and equipment during the period consist of computers purchased to support internal operations. We anticipate a small increase in equipment purchases in future quarters to support our internal operations and our growing customer base.

     Financing activities consumed $45,000 for the quarter, compared to $72,000 for the comparable period of the prior fiscal year. Financing activities consist of payments under capital lease and note payable obligations. Restricted cash of $675,000 is pledged as collateral for a letter of credit related to our leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments. Alternatively, we may seek to obtain a line of credit to underwrite these obligations.

     We have experienced significant net operating losses from inception. In fiscal 2002, we incurred operating losses of $6.6 million. We incurred operating losses of $429,000 for the three-months ended December 31, 2002. We anticipate that operating losses will continue at least through a portion of fiscal 2003 as we continue to develop our distribution channels and customer base. Given our reduced level of employees and operating expenses, and our customer renewal rates, we believe that our cash on hand, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to further reduce expenses, sell additional equity or debt securities, obtain a credit facility, or sell N2H2. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If revenues generated from operations are insufficient to satisfy our long-term liquidity requirements and we are not successful in further reducing expenses, raising additional funds, or finding a buyer for N2H2 on acceptable terms when needed, our business would not succeed.

     Following is a summary of our significant unconditional contractual obligations and commercial commitments:

	Payments Due by Period

		Less than			After

	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations:
Operating Lease	$3,400,000	$1,238,000	$2,162,000	—	—

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

If we are unable to achieve profitability as planned, we may need additional funding to continue operations. We may be unable to obtain additional funding and any funding we do obtain could dilute our shareholders’ ownership interest in N2H2.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. We may therefore need to raise additional capital to finance our operations. If we are unable to raise additional capital on acceptable terms, we may seek to further reduce expenses, obtain a credit facility, or sell N2H2. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. If revenues generated from operations are insufficient to satisfy our long-term liquidity requirements and we are not successful in further reducing expenses, raising additional funds, or finding a buyer for N2H2 on acceptable terms when needed, our business would not succeed.

     We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next 12 months. However, we may seek additional funds before that time through public or private equity financing or from other sources to fund our operations and pursue our business strategy. We have no commitment for additional financing, and we may experience difficulty in obtaining additional financing on favorable terms, if at all. The delisting of our common stock from the Nasdaq National Market, and commencement of trading on the OTC-BB may also make it even more difficult for us to obtain financing. Further, if we issue additional equity securities, shareholders may experience significant dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

We have a history of losses and may not achieve profitability, which could force us to reduce or cease operations.

     We have incurred net losses in each quarter since we incorporated in 1995. We incurred net losses of $881,000 for 1997, $2.6 million for 1998, $7.7 million for 1999, $39.3 million for 2000, $35.5 million for 2001, $6.6 million for 2002 and $429,000 for the three-months ended December 31, 2002. If we fail to achieve and maintain profitability, our stock price will decline, our future capital raising efforts will be impaired and we may be forced to reduce or cease operations.

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

     Our revenue growth and potential for profitability depend on the overall demand for filtering and monitoring products, which is impacted by general economic and business conditions. A softening of demand for computer software caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we may also experience difficulties in collecting outstanding accounts receivable from our customers. In addition, the terrorist attacks on the United States in 2001, the armed conflicts that have followed, and the threat of additional future armed conflicts, have added or exacerbated economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may continue to cause customers and potential customers to delay their decisions about purchasing our filtering solutions, to reduce the amount they purchase or to cancel their orders, which could adversely affect our business and operating results.

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

     Our future financial performance will depend, in part, upon the successful development, introduction, and customer acceptance of new and enhanced versions of our Internet filtering and monitoring products and services. We cannot be certain that we will be successful in upgrading and continuing to sell our Internet filtering products and services, or that any new products or services that we may develop or acquire, will achieve market acceptance. If we are unable to upgrade our services or products or to establish market acceptance of these products, our business will not succeed.

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

If we are unable to compete successfully in the Internet filtering market, our business will not succeed.

     The market for our solutions is intensely competitive and rapidly changing. Many of our competitors are larger than we are and have substantially greater resources than we do. Our major competitors and their respective products are Surf Control – SuperScout and CyberPatrol, Websense – Websense Enterprise, Elron Software – Internet Manager, Symantec – I-Gear, Secure Computing – SmartFilter and 8e6 Technologies – X-Stop. We also face competition from a number of smaller competitors.

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

     During September of 2002, we reduced our employee count by about 25%. Our restructuring plan may yield unanticipated consequences, such as attrition beyond our planned reduction in force. Although we believe we can operate at current staffing levels, this workforce reduction has placed significant strain on our administrative, operational and financial resources and has resulted in increased responsibilities for each of our management personnel. As a result, our ability to respond to unexpected challenges may be impaired and we may be unable to take advantage of new opportunities. In addition, many of the employees who were terminated possessed specific knowledge or expertise, and that knowledge or expertise may prove to have been important to our operations. In that case, their absence may create significant difficulties. Further, the reduction in workforce may reduce employee morale and create concern among potential and existing employees about job security at N2H2, which may lead to difficulty in hiring and increased turnover in our current workforce. In addition, this reduction to employee count may subject us to the risk of litigation, which could result in substantial costs to N2H2 and could divert management’s time and attention away from business operations.

If we do not expand our international operations and successfully overcome the risks inherent in international business activities, the growth of our business will be limited.

     We currently have very limited international operations. To be successful in the long-term, we must continue to expand our international operations and enter new international markets. If we do expand internationally, it will require significant management attention and financial resources to develop sales and support channels. Even if we successfully develop these channels, we may not be able to maintain or increase international market demand for our solution. In addition, our international operations are subject to a number of risks inherent in international business activities, including:

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

     As of December 31, 2002, our directors, executive officers and their affiliated entities beneficially owned a substantial percentage of our outstanding common stock. As a result, these shareholders may, as a practical matter, be able to exert significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions such as acquisitions, and to block unsolicited tender offers. This concentration of ownership may delay, deter or prevent a third party from acquiring control over us at a premium over the then-current market price of our common stock, which could result in a decrease in our stock price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiaries. We have not hedged our translation risk on these assets and liabilities. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amount of cash equivalents at December 31, 2002 is a reasonable approximation of the fair value. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 25, 2002, Benjamin Edelman filed suit against us in the U.S. District Court for the District of Massachusetts. Mr. Edelman is purportedly a computer researcher who seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our “Bess” and “Sentian” Internet content filtering products. He seeks a declaratory judgment that he cannot be held liable for breach of certain provisions of the license agreement as a result of his proposed activities. In addition, Mr. Edelman seeks a declaration that he will not be prosecuted for violations of the Copyright Act of 1976, the Digital Millennium Copyright Act, or laws protecting trade secrets if he conducts his proposed analysis. Finally, Mr. Edelman seeks to enjoin us from initiating litigation against him on the basis of his proposed activities. We have filed a Motion to Dismiss this action which is set for hearing on February 27, 2003. If granted, this action would be dismissed. If the Motion is not granted, then the action would proceed to the discovery stage, and then possibly could even move to trial or some other form of resolution. To the extent that this matter is resolved in Mr. Edelman’s favor, it could have a material adverse affect on our business, future results of operations, financial position and cash flows. Even if Mr. Edelman’s claims are not successful, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

               99.1 Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350

b)	Reports on Form 8-K.

               There were no reports on Form 8-K filed during the quarter ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N2H2, INC.

Dated: February 10, 2003	By:	/s/ Howard P. Welt

Howard P. Welt
President and Chief Executive Officer
(principal executive officer)

Dated: February 10, 2003	By:	/s/ J. Paul Quinn

J. Paul Quinn
Vice President — Chief Financial Officer,
Secretary and Treasurer
(principal financial and accounting officer)

CERTIFICATIONS

I, Howard Philip Welt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of N2H2, Inc. (N2H2);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of N2H2 as of, and for, the periods presented in this quarterly report;

4.	N2H2’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for N2H2 and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to N2H2, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of N2H2’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in N2H2’s internal controls; and

6.	N2H2’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ HOWARD PHILIP WELT

Howard Philip Welt
President and Chief Executive Officer
(Principal Executive Officer)

I, J. Paul Quinn, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of N2H2, Inc. (N2H2);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of N2H2 as of, and for, the periods presented in this annual report;

4.	N2H2’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for N2H2 and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to N2H2, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of N2H2’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in N2H2’s internal controls; and

6.	N2H2’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ J. PAUL QUINN

J. Paul Quinn
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT NO.

99.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350