Form 10-Q
period 2003-03-31
N2H2 INC
filed 2003-05-14
CIK 1077301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes[  ] No[X]

     As of May 8, 2003, the registrant had outstanding 22,131,253 shares of common stock, no par value.

N2H2, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

N2H2, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	MARCH 31,	SEPTEMBER 30,
	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$1,541	$4,009
Restricted cash and cash equivalents	675	675
Investments	2,000	—

Total cash and investments	4,216	4,684
Accounts receivable, net of allowances	665	1,825
Prepaid expenses and other current assets	360	737

Total current assets	5,241	7,246
Property and equipment, net	766	1,249
Other assets, net	140	140

Total assets	$6,147	$8,635

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$204	$262
Accrued payroll & benefits	289	452
Other accrued liabilities	437	467
Deferred revenue	6,046	8,179
Note payable	8	58
Current portion of capital lease obligations	—	21

Total current liabilities	6,984	9,439
Deferred revenue	967	863
Other non-current liabilities	81	105

Total liabilities	8,032	10,407

Shareholders’ equity (deficit):
Preferred stock, no par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 250,000 shares authorized, 22,131 and 22,104 shares issued and outstanding, respectively	92,180	92,176
Notes receivable from shareholders, net of allowances	(41)	(41)
Deferred stock compensation	(3)	(415)
Accumulated other comprehensive loss	(15)	(102)
Accumulated deficit	(94,006)	(93,390)

Total shareholders’ equity (deficit)	(1,885)	(1,772)

Total liabilities and shareholders’ equity (deficit)	$6,147	$8,635

     The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,

	2003	2002	2003	2002

Revenues:	$3,097	$2,672	$6,124	$5,565
Operating expenses:
Internet filtering services and customer support	570	829	1,167	1,675
Sales and marketing	1,271	1,861	2,683	3,660
General and administrative	796	883	1,626	1,868
Research and development	386	451	734	888
Depreciation and amortization	202	510	478	1,044

	3,225	4,534	6,688	9,135
Loss on disposal of property and equipment	10	68	22	69
Loss on sale of N2H2 Pty Limited	61	—	61	—

Total operating expenses	3,296	4,602	6,771	9,204

Loss from operations	(199)	(1,930)	(647)	(3,639)
Interest income, net of interest expense	12	26	31	70

Net loss	$(187)	$(1,904)	$(616)	$(3,569)

Foreign currency translation gain (loss)	3	—	38	24

Comprehensive loss	$(184)	$(1,904)	$(578)	$(3,545)

Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.03)	$(0.16)

Basic and diluted weighted average shares outstanding	22,005	21,798	21,969	21,761

     The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	SIX MONTHS
	ENDED MARCH 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(616)	$(3,569)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	478	1,044
Amortization of deferred stock compensation	413	1,119
Change in accounting policy	(172)	(540)
Loss on disposal of property and equipment	22	69
Loss on sale of N2H2 Pty Limited	61	—
Interest on shareholder loans	(10)	(7)
Changes in operating assets and liabilities:
Accounts receivable	1,160	1,318
Prepaid expenses and other current assets	377	344
Other assets	(5)	—
Accounts payable	(58)	(513)
Accrued liabilities	(193)	(309)
Deferred revenue	(1,857)	(1,120)
Other non-current liabilities	(24)	—

Net cash used by operating activities:	(424)	(2,164)

Cash flows from investing activities:
Maturities of investments	600	—
Purchases of investments	(2,600)	—
Payments received on notes receivable from shareholders	9	—
Additions to property and equipment	(25)	(125)
Proceeds from sale of property and equipment	1	12

Net cash used by investing activities	(2,015)	(113)

Cash flows from financing activities:
Issuance of common stock	4	6
Exercise of stock options	—	1
Payments under capital lease obligations	(21)	(112)
Repayments of notes payable	(50)	(36)

Net cash used by financing activities	(67)	(141)

Effects of exchange rate changes	38	24

Net decrease in cash	(2,468)	(2,394)
Cash, beginning of period	4,009	5,979

Cash, end of period	$1,541	$3,585

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1	$8

     The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the three and six-month periods ended March 31, 2003 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, as well as with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on December 19, 2002.

     The Company has experienced net operating losses from inception and has an accumulated shareholders’ deficit. In fiscal 2002, the Company incurred operating losses of $6.6 million and used $1.8 million of cash in its operating activities. For the six-months ended March 31, 2003, the Company incurred operating losses of $616,000 and used $424,000 of cash in its operating activities. The Company anticipates that operating losses will continue through most or all of fiscal 2003 as the Company continues to develop its distribution channels and customer base. If cash generated from operations is insufficient to satisfy the Company’s longer-term liquidity requirements, the Company may seek to further reduce expenses, sell additional equity or debt securities, or obtain a credit facility to continue operations beyond twelve months from the date of this filing. Alternatively, management may seek to sell the Company. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict the Company’s operations. The Company has not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

Principles of Consolidation

     The consolidated financial statements include the accounts of N2H2, Inc. and its wholly owned subsidiaries, N2H2, Ltd. and N2H2 Pty Limited. All inter-company accounts and transactions have been eliminated in consolidation. (Also see footnote 5.)

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

Reclassifications

     Certain reclassifications of prior year balances have been made for consistent presentation with the current year. These reclassifications have not impacted previously reported net loss, shareholders’ equity or cash flows.

2.   NET LOSS PER SHARE

     Basic net loss per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net loss per share includes common equivalent shares during the period, if dilutive. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

     The components of basic and diluted loss per share were as follows:

	THREE MONTHS		SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,

	2003	2002	2003	2002

	(in thousands, except per share data)
Numerator:
Net loss	$(187)	$(1,904)	$(616)	$(3,569)
Denominator:
Basic and diluted weighted average common shares outstanding	22,005	21,798	21,969	21,761

Basic and diluted net loss per share	$(0.01)	$(0.09)	$(0.03)	$(0.16)

     Warrants for 539,280 shares and options for 4,705,171 shares have been excluded from the calculation of diluted loss per share at March 31, 2003 because they are anti-dilutive. Warrants for 539,280 shares, options for 3,015,406 shares, and 170,596 restricted shares have been excluded from the calculation of diluted loss per share at March 31, 2002 because they are anti-dilutive.

3.   CHANGE IN ACCOUNTING POLICY

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective at the beginning of fiscal 2001, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining expected life of the customer relationship. The amount of related deferred revenue, which was recognized as revenue during the six-month periods ended March 31, 2003 and 2002 was $172,000 and $540,000, respectively. The remaining related deferred revenue of $57,000 will be recognized in the second half of fiscal 2003.

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

5.   RELATED PARTY TRANSACTION

     On February 23, 2003, the Company sold the assets and liabilities of its Australian subsidiary, N2H2 Pty Limited, for $31,000 to one of its directors who was the original owner of the entity. N2H2 Pty Limited functioned as a sales office in Queensland, Australia for N2H2’s Internet filtering and monitoring solutions. Simultaneous with the sale, the Company entered into a non-exclusive distribution agreement with the purchaser. Under the distribution agreement, the purchaser will continue to sell, distribute and support N2H2’s software and subscriptions to customers within Australia and New Zealand. The Company recorded a loss on the sale of $61,000.

6.   STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation under the provisions of Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations. Statement of Financial Accounting Standards No. 123 (SFAS 123) permits the use of either a fair-value based method or the intrinsic value method under APB No. 25 to account for employee stock-based compensation arrangements. Companies that elect to use the intrinsic value method provided in APB No. 25 are required to disclose the pro forma net income (loss) and net income (loss) per share that would have resulted from the use of the fair value method. The Company has provided below the pro forma disclosures of the effect on net income (loss) and net income (loss) per share as if SFAS No. 123, as amended by SFAS No. 148, had been applied in measuring compensation expense for all periods presented.

	THREE MONTHS		SIX MONTHS
	ENDED MARCH 31,		ENDED MARCH 31,

	2003	2002	2003	2002

	(in thousands,		(in thousands,
	except per share data)		except per share data)
Net income, as reported	$(187)	$(1,904)	$(616)	$(3,569)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	3	—	6
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(25)	(198)	(189)	1,323

Pro forma net loss	$(212)	$(2,099)	$(805)	$(2,240)

Earnings per share:
Basic and diluted net loss per share, as reported	$(0.01)	$(0.09)	$(0.03)	$(0.16)

Basic and diluted net loss per share, pro forma	$(0.01)	$(0.10)	$(0.04)	$(0.10)

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for the Company commencing with the second quarter of the 2003 fiscal year. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of assessing the impact of the adoption of FIN 46 but does not expect that the adoption will have a material impact on its financial statements.

     In January 2003, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. Since all of the Company’s deliverables are within the scope of other existing higher-level authoritative literature, the adoption of EITF Issue No. 00-21 will not impact the Company’s consolidated financial statements.

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

     Our Bess® and Sentian™ filtering solutions are powered by our premium-quality filtering database - a list recognized by independent and respected third-parties as the most effective in the industry. N2H2 is based in Seattle, Washington and serves millions of users worldwide. Our software solutions are Cisco Verified, Microsoft Gold Certified and Check Point OPSEC compliant and are available for major platforms and devices.

     As a leading provider of Internet content filtering to schools, we are attempting to leverage our expertise in filtering large-scale networks within sensitive environments via additional channel presence and expansion plans for corporations, governments, and other organizations. We have customers in several countries including Australia, Canada, Chile, the Dominican Republic, Japan, Mexico, the United Kingdom and the United States. To cover these markets, we use a combination of our own sales force and various resellers, both domestic and international.

     Our prospects are subject to the risks, expenses, and difficulties encountered by companies in the rapidly evolving Internet market. As of March 31, 2003, we had incurred aggregate operating losses of approximately $94.0 million from inception. These losses have been funded primarily through the issuance of common stock. We intend to continue to seek opportunities to grow revenue and improve efficiencies in our operations to reduce operating losses.

RESULTS OF OPERATIONS – THREE MONTHS ENDED MARCH 31, 2003

Revenue

     We generate our revenue primarily from subscriptions for our Internet filtering, monitoring, and reporting services. A smaller portion of our revenue also comes from installation and maintenance fees.

     Revenue increased by 16% to $3.1 million for the quarter, compared to $2.7 million for the comparable period in the prior fiscal year. Revenue increased due to the addition of new customers, primarily in the corporate and education markets. Our growing network of resellers continues to build momentum and contribute to our increased revenue. The increase in revenue was partially offset by a decline in revenue recognized in conjunction with the adoption of SAB 101. The amount of related SAB 101 revenue recognized during the quarter was $77,000, down from $196,000 in the same quarter of the prior year. Excluding these amounts, revenue from customers increased 22% over the same quarter of the prior year.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, costs associated with building and maintaining our database, collocation, bandwidth, and an allocation of corporate facilities costs.

     Internet filtering services and customer support costs decreased by 31% to $570,000 for the quarter, compared to $829,000 for the comparable period in the prior fiscal year. The decrease is primarily due to reductions in employee count that took place in the fourth quarter of fiscal 2002. We anticipate that Internet filtering services and customer support costs will remain materially consistent with current levels through the remainder of the fiscal year.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and stock compensation expense for personnel engaged in selling and marketing functions, and various marketing programs, such as public relations, advertising, and lead generation. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses decreased by 32% to $1.3 million for the quarter, from $1.9 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced deferred stock compensation expense. Deferred stock compensation was amortized using an accelerated method, which resulted in higher expense in fiscal 2002 as compared to 2003. Deferred stock compensation became fully amortized during the quarter, thus eliminating this expense for future periods. The decrease is also due in part to reductions in the employee count that took place in the fourth quarter of fiscal 2002. We anticipate that overall sales and marketing expenses will decline slightly in the remainder of fiscal 2003, primarily due to the elimination of deferred stock compensation expense, partially offset by increased spending on marketing programs.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, insurance costs, and an allocation of corporate facilities costs.

     General and administrative expenses decreased by 10% to $796,000 for the quarter, from $883,000 for the comparable period in the prior fiscal year. This decrease is due in part to reductions in administrative staffing that took place in the fourth quarter of fiscal 2002. We also realized cost savings on Internet connectivity and collocation fees by changing vendors and negotiating more favorable terms in fiscal 2002. We anticipate that general and administrative expenses will increase in future quarters as a result of increasing expenses associated with being a public company.

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

     Research and development expenses decreased by 14% to $386,000 for the quarter, from $451,000 for the comparable period in the prior fiscal year. This decrease is due primarily to reductions in employee count that took place in the fourth quarter of fiscal 2002, and our reduced usage of contractors and third party service providers in the development of our products. We anticipate that research and development costs will remain materially consistent with current levels through the remainder of the fiscal year.

Depreciation and amortization

     Depreciation and amortization expenses decreased by 60% to $202,000 for the quarter, from $510,000 for the comparable period in the prior fiscal year. This decrease is due to certain of our fixed assets and leasehold improvements becoming fully depreciated.

Loss on disposal of property and equipment

     We incurred a $10,000 loss on disposal of property and equipment resulting from the abandonment of certain servers that we are no longer using in our operations.

Loss on sale of N2H2 Pty Limited

     On February 23, 2003, we sold the assets and liabilities of our Australian subsidiary, N2H2 Pty Limited, for $31,000 to one of its directors who was the original owner of the entity. N2H2 Pty Limited functioned as a sales office in Queensland, Australia for N2H2’s Internet filtering and monitoring solutions. Simultaneous with the sale, we entered into a non-exclusive distribution agreement with the purchaser. Under the distribution agreement, the purchaser will continue to sell, distribute and support N2H2’s software and subscriptions to customers within Australia and New Zealand. We recorded a loss on the sale of $61,000.

Interest income and expense

     Interest income consists primarily of interest earned on our cash equivalents and short-term investments. Interest expense consists of interest paid on our note payable and in the prior year, our capital lease obligations. Net interest income decreased by 54% to $12,000, from $26,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced combined cash and investment balances.

RESULTS OF OPERATIONS – SIX MONTHS ENDED MARCH 31, 2003

Revenue

     Revenue increased by 10% to $6.1 million for the six-month period, compared to $5.6 million for the comparable period in the prior fiscal year. Revenue increased due to the addition of new customers, primarily in the corporate and education markets. Our growing network of resellers continues to build momentum and contribute to our increased revenue, and our Bess and Sentian filtering solutions continue to make up the majority of our sales, with these subscriptions accounting for 66% of our sales during the period. The increase in revenue was partially offset by a decline in revenue recognized in conjunction with the adoption of SAB 101. The amount of related SAB 101 revenue recognized during the period was $172,000, down from $540,000 in the same period of the prior year. Excluding these amounts, revenue from customers increased 18% over the same quarter of the prior year.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs decreased by 30% to $1.2 million for the six-month period, compared to $1.7 million for the comparable period in the prior fiscal year. The decrease is primarily due to reductions in employee count that took place in the fourth quarter of fiscal 2002, and Internet connectivity and collocation cost savings realized by changing vendors and negotiating more favorable terms in fiscal 2002.

Sales and marketing

     Sales and marketing expenses decreased by 27% to $2.7 million for the six-month period, from $3.7 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced deferred stock compensation expense. Deferred stock compensation was being amortized using an accelerated method, which resulted in higher expense in fiscal 2002 as compared to 2003. Deferred stock compensation became fully amortized during the period, thus eliminating this expense for future periods. The decrease is also due in part to reductions in the employee count that took place in the fourth quarter of fiscal 2002. The decrease in sales and marketing expense was partially offset by increased spending on various marketing programs, as we continue to build, train and support our distribution channels.

General and administrative

     General and administrative expenses decreased by 13% to $1.6 million for the six-month period, from $1.9 million for the comparable period in the prior fiscal year. This decrease is due in part to reductions in administrative staffing that took place in the fourth quarter of fiscal 2002. We also realized cost savings on Internet connectivity and collocation fees by changing vendors and negotiating more favorable terms in fiscal 2002, and we incurred less bad debt expense as the improved financial stability of our customer base resulted in an improved collection rate.

Research and development

     Research and development expenses decreased by 17% to $734,000 for the six-month period, from $888,000 for the comparable period in the prior fiscal year. This decrease is due in part to reductions in employee count that took place in the fourth quarter of fiscal 2002, and our reduced usage of contractors and third party service providers in the development of our products.

Depreciation and amortization

     Depreciation and amortization expenses decreased by 54% to $478,000 for the six-month period, from $1.0 million for the comparable period in the prior fiscal year. This decrease is due to certain of our fixed assets and leasehold improvements becoming fully depreciated.

Interest income and expense

     Net interest income decreased by 56% to $31,000, from $70,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced combined cash and investment balances.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had $4.2 million in cash and investments, which consisted of cash and cash equivalents of $2.2 million (including restricted cash of $675,000) and short term investments of $2.0 million, compared to $4.68 million (including restricted cash of $675,000) at September 30, 2002. The decrease in cash and cash equivalents is primarily due to cash used to fund operations, combined with minor purchases of computer equipment and payments under capital lease and note payable obligations. Operating activities consumed $424,000 for the six-month period, compared to $2.2 million for the comparable period in the prior fiscal year.

     Investing activities consumed $2.0 million for the six-month period, compared to $113,000 for the comparable period of the prior fiscal year. Investing activities consist primarily of purchases of short-term investments, combined with minor purchases of computer equipment, partially offset by amounts collected on notes receivable. The additions to property and equipment during the period consist of computers purchased to support internal operations. We anticipate a small increase in equipment purchases in future quarters to support our internal operations and our growing customer base.

     Financing activities consumed $67,000 for the six-month period, compared to $141,000 for the comparable period of the prior fiscal year. Financing activities consist of payments under capital lease and note payable obligations, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan. Restricted cash of $675,000 is pledged as collateral for a letter of credit related to our leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments. Alternatively, we may seek to obtain a line of credit to underwrite these obligations.

     We have experienced significant net operating losses from inception. In fiscal 2002, we incurred operating losses of $6.6 million and used $1.8 million of cash in our operating activities. For the six-months ended March 31, 2003, we incurred operating losses of

$616,000 and used $424,000 of cash in our operating activities. We anticipate that operating losses will continue through most or all of fiscal 2003 as we continue to develop our distribution channels and customer base. Given our reduced level of employees and operating expenses, and our customer renewal rates, we believe that our cash on hand, together with cash generated from operations, will be sufficient to meet our anticipated cash needs for at least the next twelve months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to further reduce expenses, sell additional equity or debt securities, obtain a credit facility, or sell N2H2. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If revenues generated from operations are insufficient to satisfy our long-term liquidity requirements and we are not successful in further reducing expenses, raising additional funds, or finding a buyer for N2H2 on acceptable terms when needed, our business would not succeed.

     Following is a summary of our significant unconditional contractual obligations and commercial commitments:

	Payments Due by Period

		Less than			After
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations:
Operating Lease	$3,090,000	$1,247,000	$1,843,000	—	—

     The above contractual lease obligations will be partially offset by sublease proceeds in the amount of $473,000 to be received ratably over the term of the lease.

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

     We have incurred net losses in each quarter since we incorporated in 1995. We incurred net losses of $881,000 for 1997, $2.6 million for 1998, $7.7 million for 1999, $39.3 million for 2000, $35.5 million for 2001, $6.6 million for 2002 and $616,000 for the six-months ended March 31, 2003. If we fail to achieve and maintain profitability, our stock price will decline, our future capital raising efforts will be impaired and we may be forced to reduce or cease operations.

     Our restructuring initiatives in the fourth quarter of fiscal 2002 have reduced our costs and operating expenses. However, despite these initiatives, our operating expenses will continue to consume a significant amount of our cash resources in the near term. In addition, the restructuring may adversely affect our business and operating results. As a result, we will need to increase our revenues in order to achieve profitability. Although our revenues have grown in recent quarters, we may not be able to continue this growth to achieve or maintain profitability. Our continued losses and financial condition may cause some of our potential customers to question our viability, which may hamper our ability to sell our products.

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

     Stocks trading on the OTC-BB are often subject to price fluctuations that are unrelated, or disproportional, to the operating performance of the companies. The price of our common stock has historically been volatile, even before it was delisted from Nasdaq, since our initial public offering in August 1999. Our common stock reached a high of $33.13 per share on December 14, 1999 and traded as low as $0.11 per share on various occasions, most recently on April 10, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including

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

     We currently expect the substantial majority of our future revenues to be generated through sales of our Bess and Sentian Internet filtering and monitoring solutions. As a result, factors adversely affecting the pricing or demand for Internet filtering solutions, such as competition or technological change, could dramatically affect our operating results. In addition, many of our Bess and Sentian solutions were only recently introduced in fiscal 2002. As a result, they are relatively new and unproven and may not achieve market acceptance. Because these solutions are relatively new, we cannot accurately predict the rate at which customers will renew their annual subscriptions.

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

     In July 2002, an individual represented by the American Civil Liberties Union filed a lawsuit against us in federal court. The plaintiff is purportedly a computer researcher who allegedly seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our Internet filtering solutions for purposes of determining whether these solutions exclude some speech on the Internet that is constitutionally protected. He alleges that his activities in conducting this analysis, if he ever does so, would violate our standard license agreement and our intellectual property rights. The plaintiff alleges that the threat that we will enforce our license agreement and our other rights has deterred him from this activity, which he alleges is protected under the “fair use” doctrine of copyright law and other legal doctrines. He seeks a declaration to prohibit us from enforcing the license agreement against him based on his use of our software in his research activities. Our Motion to Dismiss this action has been granted, and judgment was entered in our favor on April 17, 2003. If the plaintiff decides to appeal, he has until no later than May 17, 2003 to do so. If Mr. Edelman does appeal, the litigation could result in substantial costs to the company and divert management’s time and attention away from business operations. If the appeal and the claim are ultimately resolved in the plaintiff’s favor, it could materially affect our ability to enforce our license agreements and other intellectual property rights against certain users of our software filtering products. In addition, it could contribute to an increase in the number of people who seek to use our software in ways that we believe violate our proprietary rights.

If we are unable to compete successfully in the Internet filtering market, our business will not succeed.

     The market for our solutions is intensely competitive and rapidly changing. Many of our competitors are larger than we are and have substantially greater resources than we do. Our major competitors and their respective products are Surf Control – SuperScout and CyberPatrol, Websense – Websense Enterprise, Symantec – I-Gear and Secure Computing – SmartFilter. We also face competition from a number of smaller competitors.

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

     During 2001, we significantly reduced our direct sales staff and began to develop our reseller channel for selling products and services to corporations and government entities. In order to establish market share in these markets and increase revenue, we will need to substantially increase the distribution of our products and services through successful new relationships with prestigious resellers. Because our relationships with our existing resellers are relatively new and unproven, we cannot predict the degree to which these resellers will succeed in marketing and selling our solutions. Many of our existing and potential resellers have similar, and often more established, relationships with our competitors. These existing and potential resellers, many of whom have significantly greater resources than we have, may in the future market products that compete with our solutions or reduce or discontinue their relationships with us or their support of our solution. In addition, our sales and revenue growth opportunities will be limited if

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

     Competition for qualified personnel in the software and technology markets is particularly intense. Many of the companies we compete against for experienced personnel have greater resources than we do. In addition, due to the trading prices of our common stock and our delisting from the Nasdaq National Market, our employees may perceive our equity incentives such as stock options as less attractive. In that case, our ability to attract or retain employees may be adversely affected and we may be required to increase the level of cash compensation paid to existing and new employees, which could materially increase our operating expenses.

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

     Many of our products are dependent on third-party software or hardware providers, including our products that run on Microsoft ISA, Microsoft Proxy II, Novell Excelerator, Novell Border Manager, Cisco PIX Firewall, Cisco Content Engine, and Check Point Firewall-1. We depend on these third parties’ abilities to deliver and support reliable products, enhance their current products, develop new products on a timely basis and respond to emerging industry standards and other technological changes. If any of these third parties cease production of these products, change the design of their product such that it becomes incompatible with our products, delay the launch of future products or open their proprietary interface to the public, we could lose sales and we could incur additional costs to design around the incompatibility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiary. We have not hedged our translation risk on these assets and liabilities. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amount of cash equivalents at March 31, 2003 is a reasonable approximation of the fair value. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 25, 2002, Benjamin Edelman filed suit against us in the U.S. District Court for the District of Massachusetts. Mr. Edelman is purportedly a computer researcher who seeks to conduct a quantitative analysis of the accuracy and comprehensiveness of our “Bess” and “Sentian” Internet content filtering products. He seeks a declaratory judgment that he cannot be held liable for breach of certain provisions of the license agreement as a result of his proposed activities. In addition, Mr. Edelman seeks a declaration that he will not be prosecuted for violations of the Copyright Act of 1976, the Digital Millennium Copyright Act, or laws protecting trade secrets if he conducts his proposed analysis. Finally, Mr. Edelman seeks to enjoin us from initiating litigation against him on the basis of his proposed activities. We filed a Motion to Dismiss this action, which was granted. Judgment was entered in our favor on April 17, 2003. If Mr. Edelman decides to appeal, he has until no later than May 17, 2003 to do so.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Shareholders Meeting on March 13, 2003 at which time the shareholders voted on the following proposals:

(1)  To elect two Class III directors for a three-year term:

	Number of Shares

Name of Candidate	For	Withheld

Peter H. Nickerson	17,160,482	522,197
Dawn Trudeau	17,148,182	534,497

     The aforesaid nominees have been elected as Directors for the term set forth above.

(2)  To ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants:

For	17,373,823
Against	296,516
Abstain	12,340

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

N2H2, INC.

Dated: May 14, 2003	By:	/s/ Howard P. Welt Howard P. Welt
President and Chief Executive Officer
(principal executive officer)

Dated: May 14, 2003	By:	/s/ J. Paul Quinn J. Paul Quinn
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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ J. PAUL QUINN

J. Paul Quinn
Vice President, Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer)

EXHIBIT INDEX

EXHIBIT
NO.
99.1	Certification of Principal Executive and Financial Officers pursuant to 18 U.S.C. Section 1350