Form 10-Q
period 2003-06-30
N2H2 INC
filed 2003-08-13
CIK 1077301

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

     As of August 8, 2003, the registrant had outstanding 22,131,253 shares of common stock, no par value.

N2H2, INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

N2H2, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands)

	JUNE 30,	SEPTEMBER 30,
	2003	2002

ASSETS:
Current assets:
Cash and cash equivalents	$1,812	$4,009
Restricted cash and cash equivalents	675	675
Investments	1,600	—

Total cash and investments	4,087	4,684
Accounts receivable, net of allowances	680	1,825
Prepaid expenses and other current assets	181	737

Total current assets	4,948	7,246
Property and equipment, net	638	1,249
Other assets, net	140	140

Total assets	$5,726	$8,635

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current liabilities:
Accounts payable	$161	$262
Accrued payroll and benefits	359	452
Customer deposits	607	101
Other accrued liabilities	386	366
Deferred revenue	4,913	8,179
Note payable	—	58
Current portion of capital lease obligations	—	21

Total current liabilities	6,426	9,439
Deferred revenue	1,069	863
Other non-current liabilities	67	105

Total liabilities	7,562	10,407

Shareholders’ deficit:
Preferred stock, no par value; 50,000 shares authorized, no shares issued and outstanding	—	—
Common stock, no par value; 250,000 shares authorized, 22,131 and 22,104 shares issued and outstanding, respectively	92,180	92,176
Notes receivable from shareholders, net of allowances	(37)	(41)
Deferred stock compensation	(3)	(415)
Accumulated other comprehensive loss	(18)	(102)
Accumulated deficit	(93,958)	(93,390)

Total shareholders’ deficit	(1,836)	(1,772)

Total liabilities and shareholders’ deficit	$5,726	$8,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands except per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,

	2003	2002	2003	2002

Revenues:	$3,098	$2,991	$9,222	$8,556
Operating expenses:
Internet filtering services and customer support	581	852	1,749	2,528
Sales and marketing	1,126	1,606	3,809	5,266
General and administrative	814	851	2,440	2,719
Research and development	396	487	1,130	1,375
Depreciation and amortization	147	472	625	1,515

	3,064	4,268	9,753	13,403
Loss on disposal of property and equipment	—	28	22	97
Loss on sale of N2H2 Pty Limited	—	—	61	—

Total operating expenses	3,064	4,296	9,836	13,500

Income (loss) from operations	34	(1,305)	(614)	(4,944)
Interest income, net of interest expense	14	27	46	97

Net income (loss)	$48	$(1,278)	$(568)	$(4,847)

Foreign currency translation gain (loss)	(3)	1	35	25

Comprehensive income (loss)	$45	$(1,277)	$(533)	$(4,822)

Net income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.06)	$(0.03)	$(0.22)

Diluted net income (loss) per share	$0.00	$(0.06)	$(0.03)	$(0.22)

Basic weighted average shares outstanding	22,131	21,919	22,023	21,814

Diluted weighted average shares outstanding	22,826	21,919	22,023	21,814

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	NINE MONTHS
	ENDED JUNE 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(568)	$(4,847)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	625	1,515
Amortization of deferred stock compensation	413	1,367
Change in accounting policy related to the adoption of SAB 101	(217)	(657)
Loss on disposal of property and equipment	22	97
Loss on sale of N2H2 Pty Limited	61	—
Interest on shareholder loans	(15)	(16)
Changes in operating assets and liabilities:
Accounts receivable	1,145	770
Prepaid expenses and other current assets	556	532
Other assets	(4)	—
Accounts payable	(101)	(634)
Accrued liabilities	433	(301)
Deferred revenue	(2,843)	(1,419)
Other non-current liabilities	(38)	—

Net cash used by operating activities:	(531)	(3,593)

Cash flows from investing activities:
Maturities of investments	1,000	—
Purchases of investments	(2,600)	—
Payments received on notes receivable from shareholders	18	22
Additions to property and equipment	(45)	(141)
Proceeds from sale of property and equipment	1	13

Net cash used by investing activities	(1,626)	(106)

Cash flows from financing activities:
Issuance of common stock	4	6
Exercise of stock options	—	1
Payments under capital lease obligations	(21)	(170)
Repayments of notes payable	(58)	(42)

Net cash used by financing activities	(75)	(205)

Effects of exchange rate changes	35	25

Net decrease in cash	(2,197)	(3,879)
Cash, beginning of period	4,009	5,979

Cash, end of period	$1,812	$2,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1	$10

The accompanying notes are an integral part of these condensed consolidated financial statements.

N2H2, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying condensed consolidated financial statements of N2H2, Inc. and subsidiaries (the Company) are unaudited. In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses and the disclosure of contingent assets and liabilities. Actual results may differ from these estimates. Operating results for the three and nine-month periods ended June 30, 2003 are not necessarily indicative of results to be expected for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, as well as with the financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on December 19, 2002.

     Except for the quarter ended June 30, 2003, N2H2 has incurred net losses in each quarter from inception and has an accumulated shareholders’ deficit. In fiscal 2002, the Company incurred net losses of $6.6 million and used $1.8 million of cash in its operating activities. For the nine-months ended June 30, 2003, the Company incurred operating losses of $568,000 and used $531,000 of cash in its operating activities. The Company anticipates that it will have a net loss for full-year fiscal 2003 as the Company continues to develop its distribution channels and customer base. Management believes that existing cash and investments, together with cash generated from operations, will be sufficient to sustain the Company’s operations for at least the next twelve months. If cash generated from operations is insufficient to satisfy the Company’s longer-term liquidity requirements, the Company may seek to further reduce expenses, sell additional equity or debt securities, or obtain a credit facility to continue operations beyond twelve months from the date of this filing. Alternatively, the Company may seek another acquiror. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict the Company’s operations. The Company has not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

Proposed Acquisition

     On July 29, 2003, the Company and Secure Computing Corporation (“Secure”) announced the signing of an agreement that provided for the acquisition of the Company by Secure through a merger of the Company with a wholly owned subsidiary of Secure. The acquisition is subject to a number of customary conditions, including approval by the Company’s shareholders. The financial and other information regarding the Company contained in this report do not give any effect to or make any adjustment for the anticipated completion of the acquisition.

Principles of Consolidation

     The consolidated financial statements include the accounts of N2H2, Inc. and its wholly owned subsidiary, N2H2, Ltd. Through February 23, 2003, the financial statements also include the accounts of N2H2 Pty Limited, formerly a subsidiary of N2H2 Inc. All inter-company accounts and transactions have been eliminated in consolidation.

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

Research and development

     Technological feasibility of N2H2 software solutions is reached shortly before the software is released to customers. Costs incurred between technological feasibility and the release to customers are not material, and accordingly, the Company expenses all research and development costs when incurred.

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

2.	NET INCOME (LOSS) PER SHARE

     Basic net income (loss) per share is computed on the basis of the weighted average number of common shares outstanding. Diluted net income (loss) per share includes common equivalent shares during the period, if dilutive.

     The components of basic and diluted income (loss) per share were as follows:

	THREE MONTHS		NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2003	2002	2003	2002

	(in thousands, except per share data)
Numerator:
Net income (loss)	$48	$(1,278)	$(568)	$(4,847)
Denominator:
Basic weighted average common shares outstanding	22,131	21,919	22,023	21,814

Basic net income (loss) per share	$0.00	$(0.06)	$(0.03)	$(0.22)

Diluted weighted average common shares outstanding	22,826	21,919	22,023	21,814

Diluted net income (loss) per share	$0.00	$(0.06)	$(0.03)	$(0.22)

     The calculation of diluted net income per share for the three-months ended June 30, 2003 reflects the dilutive effect of common stock equivalents for stock options and warrants computed by the treasury stock method. Warrants for 539,280 shares and options for 2,885,005 shares have been excluded from the calculation of diluted net income per share for the three-months ended June 30, 2003 because they are anti-dilutive. Warrants for 539,280 shares and options for 5,021,808 shares have been excluded from the calculation of diluted loss per share for the nine-months ended June 30, 2003 because they are anti-dilutive. Warrants for 539,280 shares, options for 4,007,836 shares, and 170,596 restricted shares have been excluded from the calculation of diluted loss per share for periods ended June 30, 2002 because they are anti-dilutive.

3.	CHANGE IN ACCOUNTING POLICY

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB 101). SAB 101 requires that up-front installation fees be deferred and recognized over the term of the customer relationship. In fiscal 2000 and previous years, the Company recognized installation revenue upon completion of the installation. Effective at the beginning of fiscal 2001, in accordance with the provisions of SAB 101, the Company began deferring installation revenue over the expected life of the customer relationship. The adoption of SAB 101 resulted in a one-time, non-cash charge of $3.6 million on October 1, 2000 for the cumulative effect of the change in accounting policy. The cumulative effect was recorded as deferred revenue and is being recognized as revenue over the remaining expected life of the customer relationships. The amount of related deferred revenue, which was recognized as revenue during the nine-month periods ended June 30, 2003 and 2002 was $217,000 and $657,000, respectively. The remaining related deferred revenue of $12,000 will be recognized in the fourth quarter of fiscal 2003.

4.	RESTRICTED CASH AND CASH EQUIVALENTS

     The Company has $675,000 of restricted cash pledged as collateral for a letter of credit related to the Company’s leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments, although it will be reduced per the terms of the letter of credit agreement, which reduces the security requirement from $665,000 to $450,000 on August 1, 2003 and again to $250,000 on August 1, 2004. Alternatively, the Company may seek to obtain a line of credit to underwrite these obligations, which would release the restriction and allow the company to access the balance for use in operations.

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

	THREE MONTHS		NINE MONTHS
	ENDED JUNE 30,		ENDED JUNE 30

	2003	2002	2003	2002

	(in thousands, except per share data)
Net income (loss), as reported	$48	$(1,278)	$(568)	$(4,847)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	—	6
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(88)	(133)	(275)	1,193

Pro forma net loss	$(40)	$(1,411)	$(843)	$(3,648)

Earnings per share:
Basic net income (loss) per share, as reported	$0.00	$(0.06)	$(0.03)	$(0.22)

Basic net income (loss) per share, pro forma	$(0.00)	$(0.06)	$(0.04)	$(0.17)

Diluted net income (loss) per share, as reported	$0.00	$(0.06)	$(0.03)	$(0.22)

Diluted net income (loss) per share, pro forma	$(0.00)	$(0.06)	$(0.04)	$(0.17)

7.	SUBSEQUENT EVENTS

     In conjunction with the July 29, 2003 merger agreement, N2H2 and Secure have agreed to provide certain severance benefits to N2H2 employees who may be identified for termination in relation to the change-in-control. The total amount of severance benefits to be paid will be based upon decisions that will be made in future periods relating to which employees, if any, will be terminated in relation to the change-in-control. Such severance benefits will be accrued and expensed if an employee is identified for termination. In addition, certain stock options will vest at an accelerated rate upon the successful completion of the proposed acquisition. If the merger is not completed for any reason, N2H2 could be required to pay Secure Computing an $800,000 termination fee, plus, in some cases, Secure’s expenses of the merger up to a maximum of $350,000.

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45 (FIN 45), Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are effective for financial statements ending after December 15, 2002. Adoption of FIN 45 did not have a material impact on the Company’s financial statements.

     In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148), Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement. The disclosure provisions of SFAS 148 are effective for financial statements issued for fiscal periods beginning after December 15, 2002 and will become effective for the Company commencing with the second quarter of the 2003 fiscal year. The Company does not currently have plans to change to the fair value method of accounting for its stock-based compensation.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not expect that the adoption of FIN 46 will have a material impact on its financial statements.

     In January 2003, the Emerging Issues Task Force issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. This consensus addresses certain aspects of accounting by a vendor of arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The Company does not expect that the adoption of EITF Issue No. 00-21 will have a material impact on its financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No.150 (FAS 150), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. FAS 150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. FAS 150 requires that those instruments be classified as liabilities in statements of financial position. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the fourth quarter of 2003. The Company does not expect the provisions of FAS 150 to have a material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING INFORMATION

     Our disclosure and analysis in this report contain forward-looking statements, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	statements about our future capital requirements, our future cash flows and the sufficiency of our existing cash, cash equivalents, investments and available bank borrowings to meet these requirements;

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those relating to earnings growth and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues;

•	statements about the expected closing of our acquisition by Secure Computing Corporation, or Secure;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical facts.

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

     Our Bess® and Sentian™ filtering solutions are powered by our premium-quality filtering database — a list recognized by independent and respected third-parties as the most effective in the industry. N2H2 is based in Seattle, Washington and serves millions of users worldwide. Our software solutions are Cisco Verified, Microsoft Gold Certified, Red Hat Enterprise Linux Certified and Check Point OPSEC compliant and are available for major platforms and devices.

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

     Our prospects are subject to the risks, expenses, and difficulties encountered by companies in the rapidly evolving Internet market. As of June 30, 2003, we had incurred aggregate operating losses of approximately $94.0 million from inception. These losses have been funded primarily through the issuance of common stock. Pending completion of the proposed acquisition, we intend to continue to seek opportunities to grow revenue and improve efficiencies in our operations to reduce operating losses.

PROPOSED ACQUISITION

     On July 29, 2003, N2H2 and Secure announced the signing of a merger agreement for Secure to acquire N2H2 through the merger of a wholly owned subsidiary of Secure with and into N2H2. Under the terms of the merger agreement, all of the outstanding shares of N2H2 common stock will be exchanged for Secure common stock, at a ratio of 0.0841 shares of Secure common stock for each outstanding share of N2H2 common stock. The proposed merger is subject to the satisfaction of customary closing conditions, including the approval of N2H2’s shareholders, and is expected to close during the fourth calendar quarter of 2003.

     Except for the quarter ended June 30, 2003, we have experienced net losses from inception and have an accumulated shareholders’ deficit. In fiscal 2002, we incurred operating losses of $6.6 million and used $1.8 million of cash in its operating activities. For the nine-months ended June 30, 2003, we incurred operating losses of $568,000 and used $531,000 of cash in its operating activities. We anticipate that we will have a net loss for full-year fiscal 2003 as we continue to develop our distribution channels and customer base. If the acquisition is not consummated, we believe that existing cash and investments, together with cash generated from operations, will be sufficient to sustain our operations for at least the next twelve months. If cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to further reduce expenses, sell additional equity or debt securities, or obtain a credit facility to continue operations beyond twelve months from the date of this filing. Alternatively, we may seek another acquiror. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there can be no assurance that financing will be available in amounts or on acceptable terms, if at all.

RESULTS OF OPERATIONS — THREE MONTHS ENDED JUNE 30, 2003

Revenue

     We generate our revenue primarily from subscriptions for our Internet filtering, monitoring, and reporting services. A smaller portion of our revenue also comes from installation and maintenance fees.

     Revenue increased by 4% to $3.1 million for the quarter, compared to $3.0 million for the comparable period in the prior fiscal year. Revenue increased primarily as a result of adding new customers, primarily in the corporate and education markets. Our growing network of resellers continues to build momentum and contribute to our increased revenue. The increase in revenue was partially offset by a decline in revenue recognized in conjunction with the adoption of SAB 101. The amount of related SAB 101 revenue recognized during the quarter was $45,000, down from $116,000 in the same quarter of the prior year. Excluding these amounts, revenue from customers increased 6% over the same quarter of the prior year.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs consist of the costs of Website review, technical installation and support, costs associated with building and maintaining our database, collocation, bandwidth, and an allocation of corporate facilities costs.

     Internet filtering services and customer support costs decreased by 32% to $581,000 for the quarter, compared to $852,000 for the comparable period in the prior fiscal year. The decrease is primarily due to reductions in employee count that took place in the fourth quarter of fiscal 2002. We anticipate that Internet filtering services and customer support costs will remain materially consistent with current levels through the earlier of the remainder of the fiscal year or the consummation of our proposed acquisition by Secure.

Sales and marketing

     Sales and marketing expenses consist primarily of salaries, commissions and stock compensation expense for personnel engaged in selling and marketing functions, and various marketing programs, such as public relations, advertising, and lead generation. Sales and marketing also includes an allocation of corporate facilities costs.

     Sales and marketing expenses decreased by 30% to $1.1 million for the quarter, from $1.6 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced deferred stock compensation expense. Deferred stock compensation was amortized using an accelerated method, which resulted in higher expense in fiscal 2002 as compared to 2003. Deferred stock compensation became fully amortized during the preceding quarter, thus eliminating this expense for the current and future periods. The decrease is also due in part to reductions in the employee count that took place in the fourth quarter of fiscal 2002. We anticipate that overall sales and marketing expenses will remain materially consistent with current quarter levels through the earlier of the remainder of the fiscal year or the consummation of our proposed acquisition by Secure.

General and administrative

     General and administrative expenses consist primarily of salaries, benefits and related costs for executive, finance, human resources and administrative personnel, third party professional service fees, insurance costs, and an allocation of corporate facilities costs.

     General and administrative expenses decreased by 4% to $814,000 for the quarter, from $851,000 for the comparable period in the prior fiscal year. This decrease is due in part to reductions in administrative staffing that took place in the fourth quarter of fiscal 2002. We also incurred less bad debt expense, as the improved financial stability of our customer base resulted in an improved collection rate. We anticipate that general and administrative expenses will increase in future quarters as a result of increasing expenses associated with being a public company and expenses incurred in conjunction with our proposed acquisition by Secure.

Research and development

     Research and development costs consist primarily of salaries and benefits for software developers, consulting fees and an allocation of corporate facilities costs. Research and development activities consist primarily of developing new filtering and monitoring products and enhancing existing products. Product costs related to internal research and development have been expensed as incurred.

     Research and development expenses decreased by 19% to $396,000 for the quarter, from $487,000 for the comparable period in the prior fiscal year. This decrease is due primarily to reductions in employee count that took place in the fourth quarter of fiscal 2002, and our reduced usage of contractors and third party service providers in the development of our products. We anticipate that research and development costs will remain materially consistent with current levels through the earlier of the remainder of the fiscal year or the consummation of our proposed acquisition by Secure.

Depreciation and amortization

     Depreciation and amortization expenses decreased by 69% to $147,000 for the quarter, from $472,000 for the comparable period in the prior fiscal year. This decrease is due to certain of our fixed assets and leasehold improvements becoming fully depreciated.

Interest income and expense

     Interest income consists primarily of interest earned on our cash equivalents and short-term investments. Interest expense in the prior year consists of interest paid on our note payable and our capital lease obligations. There was no interest expense for the current quarter. Net interest income decreased by 48% to $14,000, from $27,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced combined cash and investment balances, offset by a decrease in interest expense due to the elimination of our note payable and capital lease obligations.

RESULTS OF OPERATIONS — NINE MONTHS ENDED JUNE 30, 2003

Revenue

     Revenue increased by 8% to $9.2 million for the nine-month period, compared to $8.6 million for the comparable period in the prior fiscal year. Revenue increased due to the addition of new customers, primarily in the corporate and education markets. Our growing network of resellers continues to build momentum and contribute to our increased revenue. The increase in revenue was partially offset by a decline in revenue recognized in conjunction with the adoption of SAB 101. The amount of related SAB 101 revenue recognized during the period was $217,000, down from $657,000 in the same period of the prior year. Excluding these amounts, revenue from customers increased 14% over the same quarter of the prior year.

Internet filtering services and customer support costs

     Internet filtering services and customer support costs decreased by 31% to $1.7 million for the nine-month period, compared to $2.5 million for the comparable period in the prior fiscal year. The decrease is primarily due to reductions in employee count that took place in the fourth quarter of fiscal 2002.

Sales and marketing

     Sales and marketing expenses decreased by 28% to $3.8 million for the nine-month period, from $5.3 million for the comparable period in the prior fiscal year. The decrease is primarily due to reduced deferred stock compensation expense. Deferred stock compensation was being amortized using an accelerated method, which resulted in higher expense in fiscal 2002 as compared to 2003. Deferred stock compensation became fully amortized during the preceding quarter, thus eliminating this expense for future periods. The decrease is also due in part to reductions in the employee count that took place in the fourth quarter of fiscal 2002.

General and administrative

     General and administrative expenses decreased by 10% to $2.4 million for the nine-month period, from $2.7 million for the comparable period in the prior fiscal year. This decrease is due in part to reductions in administrative staffing that took place in the fourth quarter of fiscal 2002. We also realized cost savings on Internet connectivity and collocation fees by changing vendors and negotiating more favorable terms in fiscal 2002, and we incurred less bad debt expense as the improved financial stability of our customer base resulted in an improved collection rate.

Research and development

     Research and development expenses decreased by 18% to $1.1 million for the nine-month period, from $1.4 million for the comparable period in the prior fiscal year. This decrease is primarily due to reductions in employee count that took place in the fourth quarter of fiscal 2002, and our reduced usage of contractors and third party service providers in the development of our products.

Depreciation and amortization

     Depreciation and amortization expenses decreased by 59% to $625,000 for the nine-month period, from $1.5 million for the comparable period in the prior fiscal year. This decrease is due to certain of our fixed assets and leasehold improvements becoming fully depreciated.

Loss on disposal of property and equipment

     We incurred a $22,000 loss on disposal of property and equipment resulting from the abandonment of certain servers that we are no longer using in our operations.

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

Interest income and expense

     Net interest income decreased by 52% to $46,000, from $97,000 for the comparable period in the prior fiscal year. The decrease is due to our reduced combined cash and investment balances, offset by a decrease in interest expense due to the elimination of our note payable and capital lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had $4.1 million in cash and investments, which consisted of cash and cash equivalents of $2.5 million (including restricted cash of $675,000) and short term investments of $1.6 million, compared to $4.7 million (including restricted cash of $675,000) at September 30, 2002. The decrease in cash and cash equivalents is primarily due to cash used to fund operations, combined with minor purchases of computer equipment and payments under capital lease and note payable obligations. Operating activities consumed $531,000 for the nine-month period, compared to $3.6 million for the comparable period in the prior fiscal year.

     Investing activities consumed $1.6 million for the nine-month period, compared to $106,000 for the comparable period of the prior fiscal year. Investing activities consist primarily of purchases of short-term investments, combined with minor purchases of computer equipment, partially offset by amounts collected on our note receivable from shareholder. The additions to property and equipment during the period consist of computers purchased to support internal operations. We anticipate a small increase in equipment purchases in future quarters to support our internal operations and our growing customer base.

     Financing activities consumed $75,000 for the nine-month period, compared to $205,000 for the comparable period of the prior fiscal year. Financing activities consist of payments under capital lease and note payable obligations, partially offset by proceeds from the issuance of common stock under our employee stock purchase plan. Restricted cash of $675,000 is pledged as collateral for a letter of credit related to our leased office space in the amount of $665,000, expiring on July 31, 2005, and a $10,000 deposit held by Comerica for the issuance of corporate credit cards. The restriction will remain in effect through the term of these commitments. Alternatively, if the proposed acquisition by Secure is not completed, we may seek to obtain a line of credit to underwrite these obligations.

     Except for the quarter ended June 30, 2003, we have experienced significant net operating losses from inception. In fiscal 2002, we incurred operating losses of $6.6 million and used $1.8 million of cash in our operating activities. For the nine-months ended June 30, 2003, we incurred operating losses of $568,000 and used $531,000 of cash in our operating activities. On July 29, 2003, we announced the signing of an agreement that provided for the acquisition of N2H2 by Secure. The acquisition is subject to a number of customary conditions, including approval by N2H2 shareholders. If the acquisition is not consummated, we believe that our existing cash and investments, together with cash generated from operations, will be sufficient to sustain our operations for at least the next 12 months. If our cash generated from operations is insufficient to satisfy our longer-term liquidity requirements, we may seek to further reduce expenses, sell additional equity or debt securities, or obtain a credit facility to continue operations beyond twelve months from the date of this filing. Alternatively, we may seek another buyer for N2H2. The incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and we cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all. If the proposed acquisition by Secure is not consummated, we may not be able to find another buyer for N2H2 on a timely basis or on acceptable terms. If the proposed merger transaction does not occur, and revenues generated from operations are insufficient to satisfy our long-term liquidity requirements and we are not successful in further reducing expenses or raising additional funds on acceptable terms when needed, our business would not succeed.

     Following is a summary of our significant unconditional contractual obligations and commercial commitments:

	Payments Due by Period

		Less than			After

	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations:
Operating Leases	$2,382,000	$1,083,000	$1,299,000	—	—

     The above contractual lease obligations include sublease proceeds in the amount of $424,000, which will be received ratably over the remaining term of the master lease.

IMPORTANT FACTORS THAT MAY AFFECT OUR BUSINESS, OUR RESULTS OF OPERATIONS AND OUR STOCK PRICE

We may be unable to obtain additional funding and any funding we do obtain could dilute our shareholders’ ownership interest.

     Our future revenues may be insufficient to support the expenses of our operations and the expansion of our business. If the merger is not completed, we may therefore need to raise additional capital to finance our operations. If we cannot raise funds on acceptable terms, we may not be able to develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. In addition, if the merger is not completed and if we cannot raise funds on acceptable terms and do not achieve and maintain profitability on a consistent basis, we may be forced to reduce or cease operations or find another buyer.

     We believe that our existing cash and cash equivalents will be sufficient to meet our capital requirements for at least the next twelve months. However, if the merger is not completed, we may seek additional funds before that time through public or private equity financing, by obtaining a credit facility or from other sources to fund our operations and pursue our business strategy. We have no commitment for any financing, and may be unable to obtain financing on favorable terms, if at all. If the merger is not completed, we may not be able to find, on a timely basis, if at all, another buyer willing to offer acceptable terms. Any failure of the merger to be completed may in itself make it even more difficult to obtain financing or find another buyer. If we obtain a credit facility, the incurring of indebtedness would result in increased fixed obligations and could result in covenants that would restrict our operations. If we issue additional equity securities, our shareholders may experience significant dilution, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock.

We have a history of losses and may not be able to achieve or maintain profitability on a consistent basis, which could force us to reduce or cease operations.

     Except for the quarter ended June 30, 2003, we have incurred net losses in each quarter since our formation in 1995. We incurred net losses of $881,000 for 1997, $2.6 million for 1998, $7.7 million for 1999, $39.3 million for 2000, $35.5 million for 2001, $6.6 million for 2002 and $568,000 for the nine months ended June 30, 2003. If we remain an independent company and fail to achieve or maintain profitability on a consistent basis, our stock price will decline, our future capital-raising efforts will be impaired and we may be forced to reduce or cease operations.

     Although we achieved a profit in the quarter ended June 30, 2003, we will have to maintain or grow our revenues to achieve and maintain profitability on a consistent basis. We may not be able to maintain or grow our revenues to achieve consistent profitability. If the merger is not completed, and our financial condition does not improve, some potential customers may question our viability, which may hamper our ability to sell our solutions.

Economic conditions could adversely affect our revenue growth.

     Our revenue growth and potential for profitability depend on the overall demand for Internet filtering and monitoring solutions, which is impacted by general economic and business conditions. A softening of demand for computer software generally caused by the weakened economy, both domestic and international, has affected our sales and may continue to result in decreased revenues and growth rates. As a result of the economic downturn, we may also experience difficulties in collecting outstanding accounts receivable from our customers. In addition, the terrorist attacks on the United States in 2001, the armed conflicts that have followed, and the threat of additional future armed conflicts have increased economic, political and other uncertainties, which could adversely affect our sales and thus our revenue growth. The slowdown in the domestic and international economies, as well as the effects of terrorist activity and armed conflict, may continue to cause customers and potential customers to delay their decisions about purchasing our solutions, to reduce the amount they purchase or to cancel their orders, which could adversely affect our business and operating results.

Our quarterly financial results fluctuate and could fall below expectations of securities analysts and investors, resulting in a decrease in our stock price.

     Our quarterly operating results have fluctuated significantly in the past and are likely to continue to fluctuate in the future. If our operating results fall below the expectations of securities analysts and investors, it could result in a decrease in our stock price. Operating results vary from quarter to quarter, depending on a number of factors, many of which are outside our control, including:

•	general economic conditions, which may affect our customers’ investment levels in enterprise software such as our solutions;

•	the rate of market acceptance of new product introductions;

•	budget and spending decisions by our customers;

•	subscription renewal rates of our existing customers;

•	our ability to compete in the highly competitive Internet filtering solutions market;

•	the loss of any key technical, sales, customer support or management personnel and the timing of any new hires;

•	our ability to develop, introduce and market new products and product versions on a timely basis;

•	our ability to successfully expand our operations, and the amount and timing of expenditures related to this expansion;

•	the tendency of our educational customers to budget and make purchases on the basis of a fiscal school year beginning in the fourth fiscal quarter of each year; and

•	the length of our sales cycle, which varies substantially from customer to customer.

     As a result of all these factors, we cannot predict our revenues with any significant degree of certainty, and future product revenues may differ from historical patterns. Even though we cannot predict our revenues with certainty, we base our decisions regarding operating expenses on anticipated revenue trends. Many of our expenses are relatively fixed, and we cannot quickly reduce spending if our resources are lower than expected. As a result, revenue shortfalls could result in significantly lower income or greater loss than anticipated for any given period, which could result in a decrease in our stock price.

If potential customers do not accept our Internet filtering and monitoring solutions, our business will not succeed.

     We currently expect the substantial majority of our future revenues to be generated through sales of our Bess and Sentian Internet filtering and monitoring solutions. As a result, factors adversely affecting the pricing or demand for Internet filtering and monitoring solutions, such as competition or technological change, could affect our operating results. In addition, many of our Bess and Sentian solutions, having been introduced in fiscal 2002, are relatively new and unproven and may not achieve market acceptance. Because these solutions are relatively new, we cannot accurately predict the rate at which customers will renew their annual subscriptions. In addition, due to the uncertainty caused by the merger, our customers may decide to defer or cancel purchasing decisions.

If existing customers do not renew their subscription agreements, our business will not succeed.

     Our future success depends on the rate at which existing customers renew their subscription contracts. Our customers have no obligation to renew their subscriptions upon expiration. Because our Bess and Sentian solutions are relatively new, we cannot predict with certainty the rate at which customers will renew their annual subscriptions. We may be unable to generate significant revenue from renewals and, as a result, our operating results could fall below the expectations of analysts and investors, which could cause our stock price to decline.

If our solutions fail to correctly categorize potentially objectionable content, public perception of our solutions could be harmed.

     We will not succeed unless the marketplace is confident that our solutions effectively filter and monitor Internet content. We rely on a combination of automated filtering technology and human review to categorize Web site content for use by our filtering and monitoring solutions. The total number of Web sites and partial Web sites is growing rapidly. We cannot be sure that our technologies will correctly categorize all potentially objectionable Internet content for our clients, thus causing over- or under-blocking. Our categorized database also may not contain substantially all of the material available on the Internet fitting into any one of our content categories. In addition, our customers may not agree with our categorization determinations. Our failure to effectively categorize and filter Internet content according to our customers’ expectations could result in lost customers and generate negative publicity that would impair the growth of our business and our efforts to increase positive associations with our brand.

If we are unable to compete successfully in the Internet filtering and monitoring market, our business will not succeed.

     The market for our solutions is intensely competitive and rapidly changing. Many of our competitors are larger than we are and have substantially greater resources. Our major competitors and their respective products are Surf Control — SuperScout and CyberPatrol, Websense — Websense Enterprise, Elron Software — Internet Manager, Symantec — I-Gear, Secure Computing — SmartFilter and 8e6 Technologies — X-Stop. We also face competition from a number of smaller competitors.

     In the future, we may face increased competition from vendors of Internet-related hardware and software that enhance their solutions or develop separate solutions that include functions that are currently provided in our solutions. If Internet filtering and monitoring functions become standard features of Internet-related hardware or software, the demand for our solutions will decrease. Furthermore, even if our solutions offered greater functionality and are more effective than solutions offered by Internet-related hardware or software vendors, potential customers might accept this limited functionality instead of purchasing our solutions.

     Some of our competitors’ filtering and monitoring solutions are significantly less expensive than our solutions. This lower cost, along with other factors, may lead to greater market acceptance of our competitors’ solutions than for our solutions. Increased competition or our failure to compete effectively could force us to reduce our prices or the quality of our offerings. It could also reduce our market share and adversely impact the profitability of our business. In addition, many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, marketing and other resources than we do. Furthermore, a number of our competitors have recently been acquired by other large technology companies, which enhances their resources. We believe that there will be further consolidation among our competitors. As a result, they may be able to adapt more quickly to new technologies and customer needs, devote greater resources to promoting or selling their solutions, initiate and withstand substantial price competition, take advantage of acquisition or other strategic opportunities more readily or develop and expand their solution offerings more quickly than we do. In addition, our competitors may form strategic relationships with each other and with other companies in attempts to compete more successfully against us. These relationships may take the form of strategic investments, joint marketing agreements, licenses or other contractual arrangements, any of which may increase our competitors’ ability, relative to ours, to address customer needs with their solutions and that may enable them to rapidly increase their market share.

We may be subject to third-party claims resulting from termination of our advertising contracts.

     During 2001, we terminated the advertising-based revenue model that we had previously offered to schools. In connection with the termination of our advertising-based revenue model, we have unilaterally terminated certain advertising contracts. As a result, we may be subject to breach of contract claims, although we have not received notice of any such claims. Even if none of these claims is successful, the litigation could result in substantial costs to us and divert management’s time and attention away from business operations.

If we are unable to develop and maintain effective long-term relationships with key resellers, or if our resellers fail to perform, our ability to sell our solutions will be limited.

     During 2001, we significantly reduced our direct sales staff and began to develop our reseller channel for selling solutions to corporations and government entities. If the merger is not completed, in order to establish market share in our target markets and increase revenue, we will need to substantially increase the distribution of our solutions through successful new relationships with prestigious resellers. If the merger is not completed, our sales and revenue growth opportunities would be limited if:

•	we are unable to develop and maintain effective, long-term relationships with existing and potential key resellers;

•	our existing and potential key resellers endorse solutions or technologies other than our solutions; or

•	our existing and potential key resellers do not have or do not devote the resources necessary to effectively sell our solutions.

     Because our relationships with our existing resellers are relatively new and unproven, we cannot predict the degree to which these resellers will succeed in marketing and selling our solutions. Many of our existing and potential resellers have similar, and often more established, relationships with our competitors. In addition, due to the uncertainty created by the merger, these existing resellers may decide to defer or cancel purchasing or partnership decisions. Our existing and potential resellers, many of which have significantly greater resources than we have, may in the future market solutions that compete with our solutions or reduce or discontinue their relationships with us or their support of our solutions.

If we do not retain our key employees and management team, our ability to execute our business strategy will be limited.

     If the merger is not completed, our future performance will depend largely on the efforts of our key technical, sales, customer support and managerial personnel and on our ability to retain them. In addition, if the merger is not completed, our ability to execute our business strategy will depend on our ability to recruit additional experienced management personnel and to retain our existing executive officers. Our key employees are not obligated to continue their employment with us and could leave at any time. Our key employees may experience uncertainty about their future role with Secure until Secure’s strategies with regard to us are announced and, as a result, we may have more difficulty in retaining them pending completion or termination of the merger. We have announced severance and other compensation arrangements designed to minimize the effects of the merger on our employee retention. However, if these measures are ineffective and we are unable to retain these key employees and executive officers, our financial performance could be harmed due to our lack of capacity. We could also experience deterioration in service levels or decreased customer satisfaction.

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

     We currently have very limited international operations. If the merger is not completed, to be successful in the long term, we must continue to expand our international operations and enter new international markets. If we do expand internationally, it will require significant management attention and financial resources to develop sales and support channels. Even if we successfully develop these channels, we may be unable to maintain or increase international market demand for our solutions. In addition, our international operations are subject to a number of risks inherent in international business activities, including:

•	the cost and challenges of customizing services for local markets and foreign languages;

•	laws and business practices favoring local competitors;

•	dependence on local staff and vendors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including tax laws and regulations;

•	longer sales cycles;

•	possible delays or greater difficulty in accounts receivable collection;

•	import and export restrictions and tariffs;

•	exposure to foreign currency exchange rate fluctuations;

•	reduced protection of intellectual property rights; and

•	regional, economic, cultural and political conditions, including the direct and indirect effects of terrorist activity and armed conflict in countries in which we do business.

     If the merger is not completed and we are unable to successfully manage these risks, our international sales growth will be limited and our results of operations will be seriously harmed. We do not currently engage in currency hedging activities, but may do so in the future.

We may be unable to distribute our solutions abroad due to U.S. export laws, which could cause us to lose sales.

     The encryption technology contained in our solutions is subject to U.S. export controls. These export controls limit our ability to distribute certain encryption technologies outside of the United States. While we take precautions against unlawful exportation, such export inadvertently may have occurred in the past or may occur from time to time in the future, thereby subjecting us to potential liability. Future legislation or regulation may further limit the encryption technology that we can include in our solutions. In addition, foreign governments have import and domestic use laws and regulations that restrict the types of permitted encryption software distributed in their countries. Such regulations could alter the design, production, distribution, and use of our solutions. Finally, some foreign competitors are subject to less stringent controls on exporting their encryption technologies. As a result, they may be able to compete more effectively than we can in U.S. and international markets.

Rapid changes in technology and industry standards could render our solutions unmarketable or obsolete, and we may be unable to introduce new solutions in a timely and successful way.

     If the merger is not completed, to succeed, we will have to continually change and improve our solutions in response to rapid technological developments and changes in operating systems and hardware, software, communication, browser and database technologies. We may be unable to successfully and promptly develop these new solutions or achieve and maintain market acceptance. The development of new, technologically advanced solutions is a complex and uncertain process that requires great innovation and the ability to anticipate technological and market trends. Because software development is complex, it can require long development and testing periods.

     Releasing new solutions prematurely may result in quality problems, and releasing them late may result in loss of customer confidence and market share. Unforeseen circumstances may cause schedule delays in the introduction of new and enhanced solutions. When we do introduce new or enhanced solutions, we may be unable to manage the transition from the older solutions and may be forced to continue to support the older solutions at increased cost. In particular, our education customers often have older technical environments, which require us to maintain solutions that operate on multiple platforms.

     If we delay release of our new solutions, or if these solutions fail to achieve market acceptance when released, it could harm our reputation and our ability to attract and retain customers. As a result, our revenues may decline. In addition, customers may defer or forego purchases of our solutions if we, or our competitors, introduce or announce new solutions or solution enhancements.

Many of our solutions depend on third-party software or hardware.

     Many of our solutions depend on third-party software or hardware providers, including our solutions that run on Microsoft ISA, Microsoft Proxy II, Novell Excelerator, Novell Border Manager, Cisco PIX Firewall, Cisco Content Engine, and Check Point Firewall-1. We depend on these third parties’ abilities to deliver and support reliable products, enhance their current products, develop new products on a timely basis and respond to emerging industry standards and other technological changes. If any of these third parties cease production of these products, change the design of their product such that it becomes incompatible with our solutions, delay the launch of future products or open their proprietary interface to the public, we could lose sales and could incur additional costs to design around the incompatibility.

We may be unable to adequately protect our proprietary rights, which may limit our ability to compete effectively.

     Intellectual property is critical to our success, and we rely upon trademark, copyright and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and brands. We rely primarily on United States trade secret and copyright law to protect our proprietary search technology. We also protect our proprietary rights through the use of intellectual property agreements with employees and consultants, which cover confidentiality, nondisclosure, and assignment of invention matters. Some of our former employees and consultants who may have had access to our proprietary information have not entered into these intellectual property agreements, although we believe that all intellectual property that is material to our business is covered by signed agreements. If we are incorrect in this assessment, our business could be harmed.

     Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our solutions and obtain and use information that we regard as proprietary. Other parties may breach confidentiality agreements and other protective contracts we have entered into, and we may not become aware of, or have adequate remedies in the event of, any breach. Trademark, copyright, and trade secret protection may not be available to us in every country in which our solutions are available. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as United States laws, and mechanisms for enforcement of intellectual property rights may be inadequate.

Intellectual property claims and litigation could subject us to significant liability for damages and result in invalidation of our proprietary rights.

     In the future, we may have to resort to litigation to protect our intellectual property rights or to determine the validity and scope of the proprietary rights of others. In particular, we expect that as competition in the market for Internet filtering and monitoring solutions increases and as the number of patents relating to these solutions continues to increase, the potential for patent infringement claims against us will increase. Any litigation, regardless of its success, would likely result in significant expense to us and divert the efforts of our management and development personnel. In the event of an adverse result, we could be required to do one or more of the following:

•	pay substantial damages, including treble damages;

•	permanently cease use of any technology determined to be infringing;

•	obtain a license for the technology, which may be on unfavorable terms; or

•	attempt to redesign our filtering and monitoring solutions to avoid the infringement or to develop non-infringing technology, which we might not be able to do at an acceptable price, in a timely fashion or at all.

Our solutions may suffer from defects or errors, which could result in loss of revenues, delayed or limited market acceptance of our solutions, increased costs and damage to our reputation.

     Complex software solutions such as ours frequently contain errors or defects, especially when first introduced or when new versions are released. Our customers are particularly sensitive to such defects and errors because they rely on our solutions for providing a content-safe Internet environment. Any significant defects or errors in our solutions may result in loss of revenues or delay in market acceptance, diversion of development resources, negative publicity, damage to our reputation or legal claims. Although our agreements with customers typically contain provisions designed to limit exposure to potential legal liability, these limitation of liability provisions may not be completely effective. We have not experienced any liability claims to date, but we cannot assure you that we will not face this type of claim in the future. We maintain errors and omissions insurance, but we cannot assure you that this insurance coverage will adequately cover us for any claims.

Our solutions may be vulnerable to security risks or service disruptions that could harm our business.

     Our servers are vulnerable to physical or electronic break-ins and service disruptions, which could lead to interruptions, delays, loss of data or the inability to process user requests. Such events could severely damage our ability to service existing customers and activate new customers, and would be very expensive to remedy and could damage our reputation, thereby discouraging existing and potential customers from using our solutions. In the past we have experienced unsuccessful attempts at electronic break-ins, but we may experience successful break-ins in the future. Any such events could harm our business.

     We have an Internet hosting agreement with a third-party hosting provider who houses the majority of our servers. Our network operations center is situated at the hosting provider in a single geographic location, and not all systems within this location are redundant. Our operations depend on the hosting provider’s ability to protect our systems against damage from fire, earthquake, power loss, flood, telecommunications failures, vandalism and other malicious acts, and similar unexpected adverse events. Any major disruption in our solutions could take a substantial amount of time to remedy, and could diminish revenues, decrease customer and user confidence in our solutions and limit the growth of our business.

If the use of the Internet in education and business does not grow, demand for our solutions will be limited.

     The success of our solutions in the education market will depend, in large part, on the continued broad use and acceptance of the Internet as a source of information in educational settings. Schools, teachers and parents may cease to consider the Internet a viable research tool due to concerns over the potential exposure of students to unsuitable material, even with filtering and monitoring solutions such as ours, or because of inadequate development of telecommunications and networking systems. Similarly, we are uncertain of the extent to which businesses will use the Internet as a means of communication and commerce and whether the market for Internet filtering and monitoring solutions will continue to develop.

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

     Our common stock has traded on the Over-The-Counter Bulletin Board, or OTC-BB, under the symbol “NTWO.OB” since March 21, 2002, after we were delisted because we failed to meet the continued listing requirements of the Nasdaq National Market. The OTC-BB is not an exchange, and trading in stocks on the OTC-BB is often more sporadic and lower in volume than that in shares on the national exchanges. As a result, stocks trading on the OTC-BB are often subject to price fluctuations that are unrelated, or disproportional, to the operating performance of the companies.

     The price of our common stock has historically been volatile, even before it was delisted from Nasdaq, since our initial public offering in August 1999. Our common stock reached a high of $33.13 per share on December 14, 1999 and has traded as low as $0.11 per share on various occasions, most recently on April 10, 2003. As a result of fluctuations in the price of our common stock, you may be unable to sell your shares at or above the price at which you purchased them. The trading price of our common stock could be subject to fluctuations for a number of reasons, including:

•	actual or anticipated quarterly variations in operating results;

•	announcements of technological innovations or new solutions by us or our competitors;

•	changes in analysts’ earning projections or recommendations;

•	our failure to meet or exceed analyst estimates;

•	announcements of technological innovations;

•	the introduction of new solutions;

•	announcements regarding developments related to the merger;

•	proprietary rights litigation or other litigation; and

•	other events or factors, many of which are beyond our control.

     In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of these companies. These fluctuations, as well as general economic, market and political conditions, such as national or international currency and stock market volatility, recessions or military conflicts, may materially and adversely affect the market price of our common stock, regardless of our operating performance, and may result in class action securities litigation against us which, even if unsuccessful, would be costly to defend and distracting to management.

RISKS RELATING TO THE PROPOSED ACQUISITION BY SECURE

The value of Secure common stock received in the merger will fluctuate.

     The number of shares of Secure common stock that our shareholders will receive in the merger will be based upon a fixed exchange ratio. The market prices of Secure common stock and our common stock at the closing of the merger will likely vary from the market prices at the date of the merger agreement. The trading price of Secure common stock may be affected by factors different from or in addition to the factors affecting the trading price of our common stock.

     The variation in the market price of Secure common stock and our common stock may be caused by a number of factors, including changes in the businesses, operations or prospects of Secure or us, the timing of the merger, regulatory considerations and general market and economic conditions. The exchange ratio will not be adjusted by Secure and us as a result of any change in the market price of Secure common stock or our common stock between the date of the merger agreement and the date our shareholders receive shares of Secure common stock in exchange for shares of our common stock. Accordingly, if the market value of Secure common stock declines prior to the time the merger is completed, the value of the merger consideration to be received by our shareholders will decline.

Integration of our operations with those of Secure will be complex, costly and time-consuming, and Secure may not realize all of the anticipated benefits of the merger.

     If the merger is completed, all holders of outstanding N2H2 shares (other than shareholders who validly perfect dissenters’ rights under Washington law) immediately prior to the merger will become holders of Secure common stock. Neither we nor Secure can assure you that the integration of us with Secure will result in the realization of the full benefits anticipated by Secure to result from the merger.

     The success of the merger will depend, in part, on the ability of Secure to realize the anticipated opportunities, synergies and cost savings from integrating the two businesses. Secure’s success in realizing these benefits in a timely fashion depends upon the successful integration of our operations with the operations of Secure. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	consolidating research and development, manufacturing and distribution operations;

•	coordinating sales and marketing functions;

•	consolidating administrative and corporate infrastructures;

•	preserving research and development, distribution and marketing efforts;

•	consolidating promotion, vendor, partner, customer and other important relationships of Secure and us;

•	retaining key employees and integrating personnel;

•	minimizing the diversion of management’s attention from ongoing business concerns;

•	minimizing the disruption of the ongoing business; and

•	coordinating geographically separate organizations.

     Failure to overcome these risks or any other problems encountered in connection with the merger could slow the growth of Secure or lower the quality of its services, which could reduce customer demand and have a negative impact upon the price of the Secure common stock that our shareholders receive in the merger.

The price of Secure common stock may be affected by factors different from those affecting the price of our common stock.

     Upon completion of the merger, holders of our common stock will become holders of Secure common stock. Secure’s results of operations and business, as well as the trading price of Secure common stock, may be affected by factors different from or in addition to those affecting our results of operations and business and the price of our common stock.

Failure to complete the merger could negatively impact the price of our common stock and our future business and operations.

     If the merger is not completed for any reason, we will be subject to a number of risks that may affect the price of our common stock and our future business and operations, including:

•	we could be required to pay Secure an $800,000 termination fee, plus, in some cases, Secure’s expenses of the merger up to a maximum of $350,000;

•	the market price of shares of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed;

•	costs related to the merger, including legal and accounting fees, as well as a portion of the fees of Updata Capital, Inc., our financial advisor, must be paid even if the merger is not completed; and

•	the diversion of management attention from our day-to-day business and the unavoidable disruption to our employees and our relationships with customers and partners during the period before consummation of the merger may make it difficult for us to regain our market position if the merger does not occur.

     If the merger agreement is terminated and our board of directors seeks another merger or business combination, we may be unable to find another company willing to pay an equivalent or more attractive price than the price to be paid by Secure in the merger.

The termination fee and the voting agreements may discourage other companies from trying to acquire us.

     In the merger agreement, we have agreed to pay a termination fee of $800,000 plus, in some cases, expenses of up to $350,000, to Secure in specified circumstances. In addition, all of our directors and executive officers, who beneficially own an aggregate of approximately 32% of the our common stock outstanding on the record date, have entered into agreements with Secure whereby they have agreed to vote their shares in favor of approval of the merger agreement and against any competing transaction. These agreements could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our shareholders than Secure has offered in the merger agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk related to changes in foreign currency exchange rates and interest rates relating to debt and investment instruments. We have assets and liabilities denominated in certain foreign currencies related to our international subsidiary. We have not hedged our translation risk on these assets and liabilities. We do not expect that a sudden or significant change in foreign exchange rates would have a material impact on results of operations, financial position or cash flows. We believe the reported amount of cash equivalents and investments at June 30, 2003 are reasonable approximations of the fair value. As a result, we believe that the market risk arising from our holdings of financial instruments is minimal.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our Exchange Act reports is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our chief executive officer and our chief financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and they have concluded that, as of that date, our disclosure controls and procedures were effective.

Changes in internal controls

     There were no significant changes in our internal controls, or to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our disclosure controls and procedures subsequent to the end of the period covered by this quarterly report.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On July 25, 2002, Benjamin Edelman filed suit against us in the U.S. District Court for the District of Massachusetts. Mr. Edelman is purportedly a computer researcher who desired to conduct a quantitative analysis of the accuracy and comprehensiveness of our “Bess” and “Sentian” Internet filtering and monitoring solutions. He sought a declaratory judgment not to be held liable for breach of certain provisions of the license agreement as a result of his proposed activities. In addition, Mr. Edelman sought a declaration that he would not be prosecuted for violations of the Copyright Act of 1976, the Digital Millennium Copyright Act, or laws protecting trade secrets if he were to conduct his proposed analysis. Finally, Mr. Edelman sought to enjoin us from initiating litigation against him on the basis of his proposed activities. We filed a Motion to Dismiss this action, which was granted. Judgment was entered in our favor on April 17, 2003. Mr. Edelman did not appeal.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

ITEM 5. OTHER INFORMATION

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits:

	10.1	Howard Philip Welt Employment Agreement dated May 18, 2003 between Howard Philip Welt, Chief Executive Officer, and the registrant.
	10.2	Change in Control Agreement executed March 26, 2003 between J. Paul Quinn, Chief Financial Officer, and the registrant.
	31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
	32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

b)	Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2003. On April 24, 2003 we furnished a report on Form 8-K with respect to our announcement of our financial operating results for the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

N2H2, INC.

Dated: August 13, 2003	By:	/s/ Howard P. Welt Howard P. Welt President and Chief Executive Officer (principal executive officer)

Dated: August 13, 2003	By:	/s/ J. Paul Quinn J. Paul Quinn Vice President — Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
NO.
10.1	Howard Philip Welt Employment Agreement dated May 18, 2003 between Howard Philip Welt, Chief Executive Officer, and the registrant.
10.2	Change in Control Agreement executed March 26, 2003 between J. Paul Quinn, Chief Financial Officer, and the registrant.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.